Form 10-Q
period 1999-06-30
MP3 COM INC
filed 1999-09-03
CIK 1078073

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    ---------
                                    FORM 10-Q
                                    ---------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

                        COMMISSION FILE NUMBER 000-26697

                                  MP3.COM, INC.
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               33-0840026
                --------                               ----------
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO)

    4790 EASTGATE MALL, SAN DIEGO, CA                    92121
    ---------------------------------                    -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                 (858) 623-7000
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           10350 SCIENCE CENTER DRIVE, SUITE 210, SAN DIEGO, CA 92121
           ----------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                        IF CHANGED SINCE LAST REPORTED)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [ ] No [X] (the registrant has been subject to the filing requirements of Section 13 (a) and 15(d) less than ninety days since the registrants Registration Statement of Form 8-A was declared effective by the Commission on July 20, 1999.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 per share par value, 68,312,653 shares as of July 30, 1999.

                          This report contains 30 pages

================================================================================

                                  MP3.COM, INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION


                                                                      Page Number
                                                                      -----------
                Item 1.       Financial Statements                         3

                Item 2.       Management's Discussion and Analysis of
                              Financial Condition and Results of
                              Operations                                  11

                Item 3.       Quantitative and Qualitative
                              Disclosures About Market Risk               28


PART II - OTHER INFORMATION


                                                                      Page Number
                                                                      -----------
                Item 2.       Changes in Securities and Uses of
                              Proceeds                                    29

                Item 6.       Exhibits and Reports on Form 8-K            29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  MP3.COM, INC.

                            CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                     June 30,     December 31,
                                                                       1999          1998
                                                                     --------     ------------
                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                          $ 57,027         $  39
  Accounts receivable, net of allowance for doubtful accounts           1,002           293
  Unbilled receivables                                                    178            65
  Prepaid expenses and other current assets                             3,791            --
                                                                     --------         -----
     Total current assets                                              61,998           397
Property and equipment, net of accumulated depreciation                 3,782            52
Other assets                                                            1,605            14
                                                                     --------         -----
     Total assets                                                    $ 67,385         $ 463
                                                                     ========         =====

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:

  Accounts payable                                                   $  1,649         $  37
  Accrued expenses                                                      1,204           104
  Line of credit and capital lease obligations                          1,234            14
  Deferred revenues                                                       182            15
  Deferred income taxes                                                    94            94
                                                                     --------         -----
   Total current liabilities                                            4,363           264

Deferred income taxes                                                       4             4

Stockholders' equity:
  Preferred stock, par value $0.001 per share; none authorized at
     June 30, 1999 and December 31, 1998; none issued and
     outstanding at June 30, 1999 and December 31, 1999
  Convertible preferred stock, par value $0.001 per share;
     authorized 15,500,000 and 5,000,000 at June 30, 1999 and
     December 31, 1998, respectively
     Series A, authorized 8,250,000 and 5,000,000 at June 30, 1999 and December 31, 1998, respectively; 8,250,000 and none
     issued and outstanding at June 30, 1999 and
     December 31, 1998, respectively                                        8            --
     Series B, authorized 439,103 and none at June 30,1999
     and December 31, 1998, respectively; 439,103 and none issued and outstanding at June 30, 1999 and December 31,
     1998, respectively                                                     1            --
     Series C, authorized 4,182,578 and none at June 30,1999 and
     December 31, 1998, respectively; 4,182,578 and none issued and outstanding at June 30, 1999 and December 31, 1998,
     respectively                                                           4            --
Common stock, par value $0.001 per share; authorized
  51,000,000 at June 30, 1999 and December 31, 1998; 33,970,337
  and 29,249,999 issued and outstanding
  at June 30, 1999 and December 31, 1998, respectively                     34            29
Additional paid in capital                                             87,262           701
Note receivable from stockholder                                         (260)           --
Deferred compensation                                                 (15,924)         (178)
Accumulated deficit                                                    (8,107)         (357)
                                                                     --------         -----
  Total stockholders' equity                                           63,018           195
                                                                     --------         -----
                                                                     $ 67,385         $ 463
                                                                     ========         =====

The accompanying notes are an integral part of these condensed financial statements.

                                 MP3.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT FOR SHARE AND SHARE DATA)
                                   (UNAUDITED)


                                                         For The Three Months Ended                  For The Six
                                                   --------------------------------------           Months Ended
                                                   June 30, 1999            June 30, 1998           June 30, 1999
                                                   ------------             -------------           -------------
Net Revenues                                       $      1,911             $        247             $      2,577
Cost of revenues                                            811                       41                    1,054
                                                   ------------             ------------             ------------
   Gross profit                                           1,100                      206                    1,523

Operating expenses:

  Sales and marketing                                     2,807                       14                    3,217
  Product development                                       766                       53                    1,002
  General and administrative                              1,305                       12                    1,909
  Amortization of deferred compensation
    and other stock based compensation                    2,811                       98                    3,463
                                                   ------------             ------------             ------------
   Total operating expenses                               7,689                      177                    9,591
                                                   ------------             ------------             ------------
Income (loss) from operations                            (6,589)                      29                   (8,068)
Interest income (expense), net                              246                       (1)                     319
                                                   ------------             ------------             ------------
Income (loss) before income taxes                        (6,343)                      28                   (7,749)
Provision for income taxes                                   --                       51                       --
                                                   ------------             ------------             ------------
Net loss                                           $     (6,343)            $        (23)            $     (7,749)
                                                   ============             ============             ============
Net loss per share:

  Basic and diluted                                $      (0.22)            $      (0.00)            $      (0.27)
                                                   ============             ============             ============
  Weighted average shares - basic and diluted        28,838,000               26,179,000               28,496,000
                                                   ============             ============             ============

The accompanying notes are an integral part of these condensed financial statements.

                                  MP3.COM, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Six Months Ended
                                                                     June 30, 1999
                                                                  ------------------
OPERATING ACTIVITIES:
Net loss                                                               $ (7,749)
Adjustments to reconcile net loss to cash
  used in operating activities:
  Amortization of deferred compensation and other
    stock based compensation                                              3,094

  Amortization of prepaid marketing costs                                   504
  Depreciation                                                              166
  Deferred income taxes                                                      --
  Changes in operating assets and liabilities:
    Accounts receivable                                                    (709)
    Unbilled receivables                                                   (114)
    Prepaid expenses and other current assets                            (1,020)
    Accounts payable                                                      1,612
    Deferred revenue                                                        167
    Accrued expenses                                                      1,099
                                                                       --------
Cash used in operating activities                                        (2,950)

INVESTING ACTIVITIES:
Purchases of property and equipment                                      (3,895)
Other assets                                                                (63)
                                                                       --------
Cash used in investing activities                                        (3,958)

FINANCING ACTIVITIES:
Proceeds from line of credit                                              1,234
Payment of note payable                                                      --
Payments under capital lease obligations                                    (14)
Issuance of common stock                                                  2,057
Net proceeds from issuance of Series A                                   13,118
  preferred stock
Proceeds from issuance of Series B preferred stock                        2,500
Proceeds from issuance of Series C preferred stock                       45,000
                                                                       --------
Cash provided by financing activities                                    63,895
                                                                       --------
Increase in cash and cash equivalents                                    56,987
Cash and cash equivalents at beginning of period                             40
                                                                       --------
Cash and cash equivalents at end of period                             $ 57,027
                                                                       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest paid                                                          $     56
                                                                       ========
Taxes paid                                                             $     58
                                                                       ========
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Common stock issued for notes receivable                               $    338
                                                                       ========
Cancellation of stockholder note receivable                            $     78
                                                                       ========
Warrants for common stock and common stock issued
in exchange for prepaid marketing costs                                $  2,302
                                                                       ========
Donation of 100,000  shares of MP3.com common
stock to the MP3 Foundation                                            $    767
                                                                       ========


The accompanying notes are an integral part of these condensed financial statements.
                                       5

                                  MP3.COM, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Note 1 - The Company and Summary of Significant Accounting Policies:

The Company

MP3.com, Inc. is developing a revolutionary approach to the promotion and distribution of music. MP3.com uses the Internet and file formats that make music files smaller to enable artists to distribute and promote their music and to enable consumers to conveniently access this music. Consumers can search, sample and download music free of charge.

Basis of Presentation

The financial statements as of June 30, 1999 and 1998, for the three months ended June 30, 1999 and the period March 17, 1998 (inception) to June 30, 1998 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information included, in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. The results of operations for the interim period ended June 30, 1999 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 1999. The financial statements for the period from March 17, 1998 (inception) to June 30, 1998 have not been presented as the operating activity was insignificant and disclosure would not be meaningful.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

MP3.com computes net loss per share following SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common shares, incremental common shares issuable upon the exercise of stock options, and common shares issuable on assumed conversion of Series A, B, and C preferred stock, are included in diluted net income (loss) per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of dilutive net loss per share for the three months ended June 30, 1998, the period March 17, 1998 (inception) to December 31, 1998 and the three and six months ended June 30, 1999 because the effect would be anti-dilutive.

                                 MP3.COM, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Note 1 - The Company and Summary of Significant Accounting Policies (continued):

Under the provisions of SAB 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

The following table sets for the computation of basic and diluted net loss per share as follows:


                                                        Three Months Ended
                                                 -------------------------------
                                                 June 30, 1999     June 30, 1998
                                                 ---------------   -------------
Numerator:
  Net loss                                         $     (6,343)   $        (23)
                                                   ============    ============
Denominator:
  Weighted average shares outstanding                33,271,000      26,179,000
  Weighted average unvested common shares
    subject to repurchase agreements                 (4,433,000)             --
                                                   ------------    ------------
Denominator for basic and diluted calculation        28,838,000      26,179,000
                                                   ============    ============

Net loss per share:
  Basic and diluted                                $      (0.22)   $      (0.00)
                                                   ============    ============




                                                                   Period March
                                                                     17, 1998
                                                   Six Months      (inception)
                                                  Ended June 30,    to June 30,
                                                       1999            1998
                                                ----------------   -------------
Numerator:
  Net loss                                        $     (7,749)    $       (322)
                                                  ============     ============
Denominator:
  Weighted average shares outstanding               32,929,000       26,179,000
  Weighted average unvested common shares
    Subject to repurchase agreements                (4,433,000)              --
                                                  ------------     ------------

Denominator for basic and diluted calculation       28,496,000       26,179,000
                                                  ============     ============
Net loss per share:
  Basic and diluted                               $      (0.27)    $      (0.01)
                                                  ============     ============

Diluted common stock equivalents include common stock options and preferred stock, as if converted, and restricted stock that has not yet fully vested. Potentially dilutive securities total 28,322,750 for the three and six months ended June 30, 1999, respectively, and were excluded from historical diluted earnings per share because of their anti-dilutive effect.

                                  MP3.COM, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Note 1 - The Company and Summary of Significant Accounting Policies (continued):

Comprehensive Income

MP3.com adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive income. There were no differences between MP3.com's net loss and its total comprehensive loss for the six months ended June 30, 1999 and the period from March 17, 1998 (inception) to June 30, 1998.

Segment Information

MP3.com adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. MP3.com identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. MP3.com believes it operates in a single business segment and adoption of this standard did not have a material impact on MP3.com's financial statements. Through June 30, 1999, there have been no foreign operations.

A summary of advertising and merchandise revenue from customers is as follows:


                                                                Period from March 17,
                                              Six Months Ended    1998 (inception) to
                                               June 30, 1999         June 30, 1998
                                            -----------------    -------------------
Advertising                                       $2,208                 $273
Merchandise                                          369                   --
                                                  ------                 ----
                                                  $2,577                 $273
                                                  ======                 ====


Note 2 - Stockholders' Equity

Issuance of Preferred Stock and Warrants for Common Stock

In April 1999, MP3.com issued 100,000 shares of Series A convertible preferred shares to a director at $2.00 per share for proceeds of $200,000. Each share of Series A preferred stock is convertible, at the option of the preferred stockholder, into common stock at the rate of one share of preferred stock to one share of common stock and one and one-half shares of common stock giving effect to the three-for-two common stock split which occurred in July 1999. $369,000 was recorded as stock based compensation expense during the second quarter of 1999.

                                     MP3.COM, INC.

                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Note 2 - Stockholders' Equity (continued)

In April 1999, MP3.com entered into an artist promotion consulting agreement for a three year term. Independent of the promotion agreement, in April 1999, MP3.com entered into a Series B preferred stock purchase agreement whereby MP3.com issued 439,103 shares of MP3.com's Series B convertible preferred stock at $5.69 per share for total proceeds of approximately $2.5 million. The Series B convertible preferred stockholders have substantially the same rights and features as the Series A convertible preferred stockholders. Additionally, the consultants were issued a warrant for 658,653 shares of common stock exercisable at $0.33 per common share, all of which were exercised. MP3.com recorded deferred advertising of approximately $2,191,000, representing the fair value of the warrants that will be amortized during the year ended December 31, 1999. The fair value of the warrants was estimated at the date of grant using the minimum value method with the following assumptions: (i) risk free interest rate of 5.5%; (ii) an expected warrant life of three years; and (iii) no annual dividends.

In May 1999, MP3.com entered into an agreement with an internationally known artist with terms and conditions consistent with the artist promotion and consulting agreement entered into in connection with the Series B preferred stock except that the agreement with an internationally known artist terminates after the "5 1/2 Weeks" tour in September 1999. As a result of the agreement with the internationally known artist, MP3.com issued 22,500 shares of common stock to the internationally known artist in consideration for the artist's services. As a result of this issuance, MP3.com recorded deferred marketing costs of $111,000. MP3.com will expense the $111,000 to sales and marketing expense in the third quarter of 1999 (during the "5 1/2 Weeks" tour promotion).

In June 1999, MP3.com sold 4,182,578 shares of Series C convertible preferred stock (which will be converted into 6,273,867 shares of common stock giving effect to the three-for-two common stock split which occurred in July 1999) to Cox Interactive Media, Inc. for a total purchase price of approximately $45 million. In addition, MP3.com and Cox have formed a joint venture that will focus on providing downloadable music for affiliated radio stations across the U.S. MP3.com and Cox own 46.5% and 53.5%, respectively, of the joint venture, and MP3.com is committed to fund approximately $14 million during the first year of the joint venture's operations. All future capital calls, if necessary, will be based upon each partner's ownership percentage.

Issuance of Common Stock

In May 1999, MP3.com entered into a three year agreement with Boutit, Inc. Under the terms of the agreement, MP3.com obtained the exclusive rights to certain master music recordings and arranged for other promotional events in exchange for shares of MP3.com's common stock valued at $2.5 million at the initial public offering price of $28.00 per share. 89,285 common shares were issued upon completion of our initial public offering in July 1999. MP3.com expects to expense the value of the stock over the term of the arrangement.

In June 1999, MP3.com established the MP3.com Foundation. MP3.com's board of directors authorized the initial contribution to the Foundation of 100,000 shares of common stock. The deemed fair value of the contribution was $767,000. The deemed fair value was charged to sales and marketing expense during the second quarter of 1999.

Employee Stock Purchase Plan

In May 1999, MP3.com adopted an Employee Stock Purchase Plan. Under the plan, employees of MP3.com who elect to participate may purchase common stock at 85% of the lower of the fair market value of the common stock on the commencement date or the ending date of each offering period. The plan permits an enrolled employee to make contributions by having withheld from his or her salary an amount between 1% and 15% of compensation to purchase shares of common stock. The maximum number of shares that may be issued under the plan is 300,000.

                                  MP3.COM, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Note 2 - Stockholders' Equity (continued)

Stock Options

During the six months ended June 30, 1999, MP3.com granted additional options to purchase 4,077,246 shares of common stock at a weighted average exercise price of $1.08 per share. Included in the options to purchase 4,077,246 shares are options to purchase 450,000 shares granted at a weighted average exercise price of $1.00 outside of MP3.com's equity incentive plan. All options to purchase 450,000 shares were exercised in May 1999.

Note 3 - Recent Events

In July 1999, MP3.com entered into an agreement with Groupe Arnault, which has committed to purchase an aggregate of $150 million in advertising, promotion and marketing services from MP3.com over a three-year period beginning in 1999, including $5 million in 1999, $40 million in 2000, $70 million in 2001 and $35 million in the first half of 2002. Under the agreement, MP3.com received pre-payments of $45 million in July 1999 representing advertising, promotional, and marketing services to be delivered by MP3.com from October 1, 1999 through December 31, 2000. In July 1999, MP3.com entered into an agreement with Arkaro Holding B.V., a subsidiary of Groupe Arnault, in which MP3.com agreed to offer Arkaro Holding B.V. the opportunity to purchase five percent or 3,347,233 of MP3.com's outstanding shares of capital stock as of the effective date (July 21, 1999) of MP3.com's underwritten initial public offering at the initial public offering price per share ($28.00). Arkaro Holding B.V. accepted and purchased all 3,347,233 common shares.

Effective July 16, 1999, MP3.com's stockholders approved the restatement of MP3.com's certificate of incorporation to effect a three-for-two stock split. The restated certificate increased the authorized common stock to 300,000,000 shares and increased the authorized preferred stock to 15,000,000 shares. The preferred stock is "blank check preferred," which can be created and issued by the board of directors without stockholder approval, with rights senior to those of common stock. The accompanying financial statements have been restated to reflect the three-for-two common stock split. In addition, MP3.com increased the number of shares reserved under the 1998 Equity Incentive Plan to 12,750,000.

On July 21, 1999, the Company effected its initial public offering of common stock. A total of 13,697,233 shares were sold at a price of $28.00 per share. The offering resulted in net proceeds to the Company of approximately $383.5 million, net of an underwriting discount of $20.2 million and estimated offering expenses of $1.6 million. Upon the closing of the Company's initial public offering, all 12,871,681 shares of the Series A, B, and C Convertible Preferred Stock converted into 19,307,516 shares of common stock.

For the period from July 1, 1999 to July 31, 1999, MP3.com granted additional options to purchase 2,069,500 shares of common stock at a weighted average exercise price of $13.37 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This document contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Risk Factors", and the audited financial statements and related footnotes included herein and in the Company's Registration Statement on Form S-1 dated July 21, 1999 (No. 333-78545).

Given our short operating history and our limited operations during 1998, we believe that comparisons between the six months ended June 30, 1999 and the period from March 17, 1998 (inception) to June 30, 1998 would not be meaningful; therefore, these comparisons are not discussed below.

All dollar amounts are expressed in thousands, except per share amounts.

OVERVIEW

MP3.com is pioneering a revolutionary approach to the promotion and distribution of music. Our website has grown into a premier online music destination. We use the Internet and file formats that make music files smaller to enable a growing number of artists to broadly distribute and promote their music and to enable consumers to conveniently access this expanding music catalog. Our website contains over 125,000 songs from over 25,000 artists, which we believe represents one of the largest collections of digital music available on the Internet. Consumers can search, sample and download music free of charge.

We receive revenue from online advertising, electronic commerce and offline advertising. For the six months ended June 30, 1999, 70% of our revenues were from the sale of advertising space on our website. We also receive revenue from the sale of CDs online and from advertisers for their sponsorship of CD samplers, which are distributed free of charge to consumers and contain collections of music from artists that have posted music on our website.

Our unique business model provides the following advantages for artists and consumers:

 - creates an easy and convenient way for consumers to listen to, download and purchase music;

 - dramatically lowers costs for artists to promote and distribute their music;

 -   enables artists to reach a large number of consumers worldwide;

 - enables consumers to discover local and lesser-known artists in ways they cannot through traditional music retailers; and

 -   facilitates direct communication between fans and artists.

We believe that large numbers of artists and consumers are drawn to MP3.com because they have historically been under served by the traditional music industry. We expect to continue introducing new products and services designed to meet their entertainment, electronic commerce, communications and information needs. MP3.com was incorporated in March 1998. During 1998, our operations consisted largely of developing the infrastructure necessary to download music on the Internet. Since the beginning of 1999, our growth has been dramatic. The number of our employees increased from eight on December 31, 1998, to 218 on July 31, 1999. In June 1999, we added over 125 artists and 660 new songs on average each day. During June 1999, visitors to our website viewed over 57 million webpages, listened to or downloaded over 10 million songs and conducted over
5.5 million music searches.

The Three Months Ended June 30, 1999 Compared To June 30, 1998:

RESULTS OF OPERATIONS

Net Revenues

For the three months ended June 30, 1999, net revenues consisted of the sale of online advertisements (66% of net revenues) on our website, offline advertisements through the distribution of our CD sampler and an artist services convention (20% of net revenues), and the online sale of CDs and music-related merchandise (14% of net revenues). Net revenues were $1,911,000 during the three months ended June 30, 1999, $247,000 during the comparable period one year ago, and $666,000 during the first quarter (ended March 31) of 1999. The increase in net revenues during the second quarter of 1999 over the same period in 1998 was mostly attributable to a significant increase in online banner and sponsorship advertisements, CD sales on our website, and the sale of new offline advertising in the form of sponsorship CD samplers and an artist services convention that were introduced during the second quarter of 1999.

        Revenue from online advertising. For the second quarter of 1999, revenues from online advertising were $1,264,000 or 66% of net revenues compared to $247,000 (100% of net revenues) for the comparable period one year ago and $560,000 (84% of net revenues) for the first quarter of 1999. Online advertising revenues consist of banner and sponsorship advertisements on our website. The increase in the level of advertising revenue in the second quarter of 1999 when compared to both the second quarter of 1998 and the first quarter of 1999 was primarily due to the expansion of our customer base, increased awareness regarding MP3.com and the mp3 technology, and development and expansion of our music content. The duration of our banner advertising commitments range from one month to in excess of two years. Sponsorship advertising contracts involve more integration with our website, including the placement of buttons that provide users with direct links to the advertiser's website. As we develop and introduce new online programs, products and services, we anticipate that revenue from online advertising will decrease as a percentage of net revenues.

        Revenue from offline advertising. For the three months ended June 30, 1999, revenues from offline advertising were $382,000 (20% of net revenues), compared to zero for the comparable period one year ago and the first quarter of 1999. During the three months ended June 30, 1999, offline advertising revenues consisted of CD samplers and an artist services convention called the "MP3 Summit," "a digital music on the Internet" convention. The increase in offline advertising revenue is primarily due to the initial introduction of our new CD sampler product, which did not exist during the second quarter of 1998, and to a lesser extent revenues associated with sponsorship of our MP3 Summit.

        Revenue from online sales of CDs and other music-related merchandise. During the second quarter of 1999, revenues from online sales of CDs and other music-related merchandise was $265,000 (14% of net revenues) compared to zero for the comparable period one year ago and $106,000 (16% of net revenues) for the first quarter of 1999. Online e-commerce sales consist of our DAM and compilation CDs and, to a lesser extent, other music-related merchandise. There was no revenue from online sales of CDs and music-related merchandise during the period ended June 30, 1998, because these products did not begin to be released until September 1998. The increase in online sales of CDs and other music-related merchandise during second quarter of 1999 as compared to the first quarter of 1999 was primarily due to increased musical content available on our website and increased brand awareness. In the future, if the number of visitors to our website continues to grow and the quantity and quality of the musical content available continues to increase, we expect that revenue from the online sale of CDs will constitute an increasing portion of total net revenues.

        Revenue from No Limit Agreement. On May 12, 1999, we entered into a three-year agreement with Boutit, Inc., which also does business under the name "No Limit Records." Under this agreement, we obtained rights to a number of No Limit master recordings. Some of the artists represented by No Limit include Master P and Snoop Dogg, along with other respected platinum-selling artists. No Limit artists also may participate in our chatrooms, display MP3.com signs at concert performances, hold concerts with artists that have posted music on our website and cooperate with us on other promotional activities. We will record all revenues generated under the agreement and will recognize royalty expense (to be included in cost of sales) representing the royalties payable to No Limit. The royalty percentage due to No Limit will vary depending on the source of revenue. No Limit also became a stockholder of MP3.com at the closing of our initial public offering in July 1999. As part of our agreement, we issued 89,285 shares of our common stock in a private placement concurrent with the closing of our initial public offering at the initial public offering price of $28.00. We expect to amortize a $2.5 million charge over the term of the agreement to reflect this issuance.

Cost of Revenues

Cost of revenues for the three months ended June 30, 1999 was $811,000 (42% of net revenues) compared to $41,000 (17% of net revenues) during the comparable period one year ago resulting in gross margins of 58% and 83%, respectively. The level of cost of revenues increased, as a percentage of net revenue, due primarily to increased fulfillment costs associated with increased CD volume, bandwidth cost, royalties to artists, CD sampler production costs, and costs associated with the MP3 Summit. Additionally, there was an increase, as a percentage of net revenues, from 0% to 14% in CD and other music related merchandise sales from the second quarter of 1998 to the same period of 1999. CD and other music related merchandise sales typically have lower associated gross margin. We anticipate that future gross margins will fluctuate depending on changes in our revenue mix and the timing of our investments in website and fulfillment operations.

Sales and Marketing

During the three months ended June 30, 1999, sales and marketing expense was $2,807,000 (147% of net revenues) compared to $14,000 (6% of net revenues) during the second quarter of 1998. The increase in sales and marketing expense, both in absolute dollar amounts and as a percentage of net revenue, was primarily due to new marketing programs, substantial increases in sales and marketing payroll and related expenses, marketing and promotion costs associated with the Alanis Morissette and Tori Amos "5 1/2 Weeks" Summer 1999 tour sponsorship, the contribution of 100,000 shares of our common stock to the MP3 Foundation, amortization of the No Limit prepaid marketing expense, and costs associated with the growth of our business. The remaining $1,937,000 in deferred marketing costs associated with the Alanis Morissette and Tori Amos "5 1/2 Weeks" Summer 1999 tour sponsorship will be amortized to sales and marketing expense during the third quarter of 1999. We anticipate that overall sales and marketing expense will increase significantly in the foreseeable future; however, sales and marketing expense as a percentage of net revenues may fluctuate depending on the timing of new marketing programs and the addition of sales and marketing personnel.

In the future, we anticipate that we will enter into arrangements with additional leading artists and creative talent agencies to secure their promotional and marketing services and obtain rights to their music. Future expenses may include costs related to promotional events, which will be expensed to sales and marketing in the period the event is held. Depending upon the terms and timing of promotional activities, substantial sales and marketing expenses may be incurred in any quarterly or annual period.

Product Development

During the second quarter of 1999, product development expense was $766,000 (40% of net revenues) compared to $53,000 (21% of net revenues) during the same quarter of 1998. The increase in the level of product development expense, as a percentage of net revenue, was primarily due to increased payroll and related expenses associated with hiring more employees, expensed computer supplies, and costs associated with the growth of our business. We anticipate that overall product development expenses will increase in the foreseeable future; however, product development expenses as a percentage of net revenues may fluctuate depending on the level of future net revenues and the timing of investments in product development and hiring.

General and Administrative

General and administrative expense was $1,305,000 (68% of net revenues) during the second quarter of 1999 compared to $12,000 (5% of net revenues) during the same quarter of 1998. The increase in general and administrative expense, both in absolute dollar amount and as a percentage of net revenue, was primarily a result of increased finance and administrative payroll and related expenses, increased legal and accounting expenses, increased facility related cost, and costs associated with the growth of our business. We anticipate that overall general and administrative expense will increase in the foreseeable future; however, general and administrative expense as a percentage of net revenues may fluctuate depending on the level of future net revenues and the timing of additional investments in general and administrative infrastructure.

Amortization of Deferred Compensation and Other Stock Based Compensation

During the three months ended June 30, 1999, we recorded aggregate deferred compensation of $18,188,000 for the grant of stock options which were granted at exercise prices less than the deemed fair value on the grant date. We also expect to record additional deferred compensation of no less than $25.1 million in the third quarter of 1999 to reflect additional option grants at exercise prices less than the deemed fair value of common stock on the grant date through August 10, 1999. Deferred compensation is being amortized over the vesting period of the options, which is generally four years. Of total deferred compensation, $2,442,000 was amortized to expense during the second quarter of 1999 compared to $98,000 during the comparable period one year ago. The increase is primarily related to the increase in the granting of stock options to newly hired executive management and employees. Additionally, in connection with the sale of preferred stock to a director of MP3.com, we recognized the intrinsic value of the transaction of $369,000 as stock based compensation during the second quarter of 1999.

Interest Income (Expense), Net

Net interest income (net of interest expense), during the three months ended June 30, 1999 was $246,000 compared to interest expense of $1,000 during the same period of 1998. The interest income during the second quarter of 1999 is directly related to interest income earned on cash and cash equivalent balances associated with proceeds of our issuance of common stock and Series A, B, and C convertible preferred stock of approximately $61.5 million during 1999. Interest expense during the same period of 1998 is due to interest incurred on a capital lease, partially offset by interest income earned on cash balances.

Provision For Income Taxes

Due to the loss from operations for both book and tax purposes, no provision for income taxes was recorded for the three months ended June 30, 1999. For the same period of 1998, we recorded a provision for income taxes of $51,000. The high effective tax rate resulted from the amortization of deferred compensation, described above, which is not deductible for income tax purposes.

The Six Months Ended June 30, 1999

RESULTS OF OPERATIONS

Net Revenues

For the six months ended June 30, 1999, net revenues were $2,577,000 consisting primarily of the sale of online advertisements (71% of net revenues) on our website, offline advertisements (15% of net revenues), and to a lesser extent, the online sale of CDs and music-related merchandise (14% of net revenues). The level of net revenues during the first six months of 1999 reflected increased banner and sponsorship advertisements and CD sales on our website, and the sale of new offline advertising in the form of sponsorship CD samplers and an artist service convention known as the "MP3 Summit" that were introduced during 1999.

        Revenue from online advertising. For the first six months of 1999, banner and sponsorship advertisements on our website were $1,824,000 (71% of net revenues). Sponsorship advertising contracts involve more integration with our website, including the placement of buttons that provide users with direct links to the advertiser's website. The increase in the level of advertising revenues was primarily due to an increase in number of advertisers, increased awareness regarding MP3.com and the mp3 technology, and development and expansion of our music content.

        Revenue from offline advertising. For the six months ended June 30, 1999, revenues from offline advertising were $382,000 (15% of net revenues). The increase in offline advertising revenue is primarily due to the initial introduction of our new CD sampler product that did not exist previously, and to a lessor extent, the MP3 Summit.

        Revenue from online sales of CDs and other music-related merchandise. Revenue from the online sale of CDs and music-related merchandise was $371,000 (14% of net revenues) during the six months ended June 30, 1999. Revenue from online sales of CDs and music-related merchandise increased primarily due to increased musical content available on our website and increased brand awareness. In the future, if the number of visitors to our website continues to grow and the quantity and quality of the musical content available continues to improve, we expect that revenue from the online sale of CDs will constitute an increasing portion of total net revenues.

Cost of Revenues

Cost of revenues for the six months ended June 30, 1999 was $1,054,000 (41% of net revenues) representing gross profit as a percentage of sales of 59%. The level of cost of revenues increased, as a percentage of net revenue, due primarily to increased fulfillment costs associated with increased CD volume, bandwidth costs, royalties to artists, CD sampler production costs, costs associated with the MP3 summit, as well as an increase, as a percentage of net revenues, in CD and other music related merchandise sales (which typically have lower associated gross margins) from zero to 14%.

Sales and Marketing

Sales and marketing expense for the first six months of 1999 were $3,217,000 (125% of net revenues). The increase in sales and marketing expense, both in absolute dollar amounts and as a percentage of net revenue, was primarily due to new marketing programs, substantial increases in sales and marketing payroll and related expenses, marketing and promotions costs associated with the Alanis Morissette and Tori Amos' "5 1/2 Weeks" summer 1999 tour sponsorship, the contribution of 100,000 shares of our common stock to the MP3 Foundation, amortization of the No Limit prepaid marketing, and the costs associated with the increase in our size.

Product Development

Product development expense during the six months ended June 30, 1999 was $1,002,000 (39% of net revenues). The increase in the level of product development expense, as a percentage of net revenue, was primarily due to increased payroll and related expenses associated with hiring more employees, expensed computer supplies, and the costs associated with the increase in our size.

General and Administrative

General and administrative expense during the first six months of 1999 were $1,909,000 (74% of net revenues). The increase in general and administrative expense, both in absolute dollar amount and as a percentage of net revenue, was primarily a result of increased finance and administrative payroll and related expenses, increased legal and accounting expenses, increase facility related costs, and costs associated with the increase in our size.

Amortization of Deferred Compensation and Other Stock Based Compensation

During the six months ended June 30, 1999, we recorded aggregate deferred compensation of $18,188,000 for the grant of stock options that were granted at exercise prices less than the deemed fair value on the grant date, resulting in amortization of deferred compensation of $3,094,000. Additionally, in connection with the sale of preferred stock to a director of MP3.com, we recognized the intrinsic value of $369,000 as stock based compensation during the six months ended June 30, 1999.

Interest Income (Expense), Net

Net interest income during the first six months of 1999 was $319,000 resulting from interest incurred on cash and cash equivalent balances partially offset by interest expense associate with a capital lease. Net interest income during the six months ended June 30, 1999 was a result of an increase in cash associated with approximately $58.4 million in proceeds from the Series A, B, and C convertible preferred stock issuance.

Provision For Income Taxes

There was no provision for income taxes due to the loss before income taxes during the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Overview

To date, our operations have been financed from internally generated cash, the sale of convertible preferred stock in 1999, and the proceeds from our initial public offering and, to a lesser extent, capital equipment lease arrangements and equipment financing through our line of credit with Imperial Bank. As of June 30, 1999, approximately $57.0 million in cash and cash equivalents was available. Additionally, a $3,000,000 line of credit with Imperial Bank with a sublimit of $1,500,000 for equipment financing was available to fund our operations. Borrowings under the line of credit accrue interest at the bank's prime rate plus 1% (8.75% as of June 30, 1999), mature in February 2000, and are secured by most of our assets. We are required to comply with debt covenants, the most restrictive of which is a minimum liquidity ratio which requires MP3.com to maintain a cash balance of two times current liabilities plus all bank debt or a cash balance equal to six months historical cash spending. Currently, due to our cash balance after the sale of the Series C convertible preferred stock, we do not believe the debt covenants will place limitations on our growth strategy. As of June 30, 1999, we were in substantial compliance with all debt covenants. As of June 30, 1999, there was approximately $1.2 million outstanding under the line of credit's equipment financing sublimit. This indebtedness requires monthly payments of interest only through August 1999, at which time the outstanding principal amount for the equipment sublimit will be converted into a three-year fully amortizing term loan with the bank.

Operating Activities

Net cash used in operating activities during the six months ended June 30, 1999 was approximately $2,950,000 and consisted primarily of the following:

 -   net loss of approximately $7,749,000;

 - amortization of deferred compensation and other stock based compensation of $3,094,000;

 -   amortization of prepaid marketing costs of $504,000;

 -   an increase in accounts and unbilled receivables of approximately $823,000;

 -   an increase in prepaid expenses and other assets of $1,020,000; and

 - an increase in accounts payable and accrued expenses of approximately $2,711,000.

Investing Activities

Cash used in investing activities during the six months ended June 30, 1999 was approximately $3.9 million consisting primarily of property and equipment expenditures.

Financing Activities

Cash provided by financing activities during 1999 was approximately $63.9 million, and consisted primarily of proceeds from the issuance of common stock and Series A, B, and C convertible preferred stock.

We have no material financial commitments other than obligations under our credit facilities and operating leases. We expect to substantially increase expenditures for applications including:

 - computer equipment and furniture and fixtures associated with new employees and facility expansion;

 -   website computer equipment and additional website maintenance personnel;

 -   product fulfillment equipment, infrastructure and new employees;

 -   bandwidth and networking equipment and infrastructure;

 -   additional sales and marketing employees;

 -   equipment and additional employees related to product development;

 -   increased promotion and branding efforts; and

 -   development and acquisition of content.

Capital requirements in any particular period will depend on the timing of these expenditures.

Recent Events

On July 20, 1999, we completed our initial public offering of 13,697,233 shares of common stock at $28.00 per share for gross proceeds of $383.5 million, of which $17.64 million was applied toward the underwriting discount. Expenses related to the offering are estimated to be $1.6 million. Net proceeds to the Company were $364.2 million.

In July 1999, we entered into an agreement with Groupe Arnault, which committed to purchase an aggregate of $150 million in advertising, promotion and marketing services from us over the next three years, including $5 million in 1999, $40 million in 2000, $70 million in 2001 and $35 million in the first half of 2002. Under the agreement, we received pre-payments from Groupe Arnault totaling $45 million in July 1999. The remaining amounts owed under the agreement are secured by an irrevocable letter of credit. In addition, Groupe Arnault will have an exclusive right through October 1999 to negotiate the terms of a joint venture with us covering the territories of Europe and Asia. The agreement obligates Groupe Arnault to purchase guaranteed specific quarterly amounts of advertising, promotion and marketing services. We will recognize revenue in the period we deliver the mutually agreed-upon advertising, promotion and marketing services. In the event Groupe Arnault does not purchase the quarterly amount specified in the agreement, or purchases an amount less than the quarterly amount specified in the agreement, the unpurchased amount will be recognized as revenue in the related quarter, as there will be no remaining obligations due by us to Groupe Arnault with respect to such amount. In a separate agreement, we agreed to offer Arkaro Holding B.V., a subsidiary of Groupe Arnault, the opportunity to purchase registered shares of common stock directly from us in our initial public offering totaling five percent of our outstanding capital stock after our initial public offering in July 1999. Arkaro Holding B.V. accepted this offer, and we sold Arkaro Holding B.V. 3,347,233 shares of common stock at the initial public offering price of $28,00 per share.

In July 1999, we entered into a five-year lease for approximately 61,000 square feet of office and production space, and moved into this new facility during August 1999. Due to our move to this new facility, we expect to abandon leasehold improvements, future lease payments, furniture and equipment which is expected to result in approximately $800,000 of abandonment expenses during the third quarter of 1999. We are also negotiating the possible lease of additional facilities in the immediate area of our existing facilities, although we do not anticipate occupying these additional facilities until the first half of 2000.

Future Capital Requirements

We believe that our cash and cash equivalent balances, funds available under our existing line of credit, revenues from the agreement with Groupe Arnault, net of our financing commitment to the Cox Interactive Media joint venture, and net proceeds from our July 1999 initial public offering will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

To the extent our net revenues increase in the future, we anticipate significant increases in our working capital requirements to finance higher relative levels of associated accounts receivable, unbilled receivables and other assets, offset by increases in accounts payable and other liabilities. However, we do not expect the increases in accounts payable and other liabilities will offset the increases in accounts receivable, unbilled receivables and other assets.

We may need to raise additional capital if we expand more rapidly than initially planned, to develop new or enhanced products and/or services, to respond to competitive pressures or to acquire complementary products, content, businesses or technologies. If additional funds are raised through the sale of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, our stockholders may experience additional dilution and these securities may have rights, preferences or privileges senior to those of our stockholders. There can be no assurance that additional financing will be available at all or on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or services or otherwise respond to competitive pressures could be significantly limited. Our business may be harmed by these limitations.

YEAR 2000 READINESS DISCLOSURE

Many existing computer programs cannot distinguish between a year beginning with "20" and a year beginning with "19" because they use only the last two digits to refer to a year. For example, these programs cannot tell the difference between the year 2000 and the year 1900. As a result, these programs may malfunction or fail completely.

Since our business and, consequently, our hardware, telecommunication and software systems are new, we believe most of these systems are already year 2000 compliant and we do not expect internal year 2000 problems to materially affect us. Nevertheless, because our business relies heavily on the Internet and on computer and telecommunication systems, including those of our suppliers, customers and other third parties, the year 2000 problem could seriously harm us. Therefore, we established a year 2000 readiness team to assess the effect that the year 2000 problem may have on us and to develop a year 2000 readiness plan.

We have started assessing the corporate systems and operations that we believe could be affected by the year 2000 problem. We have focused our year 2000 review on three areas:

 -   information technology infrastructure;

 -   non-information technology systems; and

 -   third-party compliance.

Information Technology Infrastructure

Because our consumer and business systems are essential to our business, our year 2000 team has assessed and evaluated our information technology systems, including our computers, hardware, and software systems. As the team has identified critical computer, hardware, or software information technology systems that require replacement, upgrade, or modification, we have made the required replacement, upgrade, or modification immediately. We use the following information technology for our internal infrastructure:

 -   website and Internet ordering systems;

 - main enterprise software systems, including those used for music delivery, production, shipping, and accounting;

 -   individual workstations, including personal computers; and

 -   networking related hardware and software systems.

We currently believe that all of our critical information technology systems are year 2000 compliant. In addition, we are in the process of implementing a new accounting system which is certified year 2000 compliant by the vendor. We expect this system to be in place by the end of 1999. We have conducted and continue to conduct year 2000 compliance testing of our individual workstations and networking related hardware and software systems. To date, we have not discovered any material year 2000 problems in these internal systems.

Non-Information Technology Systems

Some non-information technology systems used in our business, including air conditioning, fire sprinkler and telephone systems, our facility's security system, the security system for our facility's campus, and other equipment, may contain software that is vulnerable to year 2000 problems. The year 2000 problem could cause failures in these systems which could disrupt our operations. We have assessed the year 2000 readiness of many of these systems and equipment and have determined that all significant non-information technology systems are year 2000 compliant.

Third-Party Compliance

Our material third party business relationships include:

 -   customers who place orders for products using the Internet;

 -   our Internet service providers; and

 -   vendors and suppliers who provide the goods that we offer to our customers.

We are unable to predict, and have not attempted to assess, the year 2000 readiness of our customers or the systems they use to interact with us. Since we take all of our product orders and offer most of our artist services over the Internet, our operations would be harmed if a significant number of our customers were unable to use the Internet and place orders due to year 2000 problems.

We have assessed the year 2000 readiness of our Internet service providers and the systems they use to interact with us and determined that they have implemented strategies for becoming year 2000 compliant. Our Internet service providers expect to be year 2000 compliant prior to December 31, 1999. Since our business is reliant on the ability of our Internet service providers to direct customers to our website, our operations would be materially and adversely affected if those providers were unable to provide their services.

Year 2000 disruptions in the systems or equipment used by our suppliers could result in our customers being unable to obtain products in a timely manner. We have reviewed our vendors' year 2000 compliance plans and statements, and have determined most all are year 2000 compliant.

Most Reasonable Worst Case Scenario

It is possible that year 2000 problems could disrupt one or more of the following:

 - customers' access to the Internet and their ability to place orders using our website (we believe this is more likely for international customers than domestic customers);
 - artists' uploading of music content to our website;
 - the fulfillment of customer orders; and
 - credit card transactions.

In the first case, there is no alternative technology available know to us which would allow us to continue to run our business. In the last three cases, there is a less efficient higher cost alternative which would allow us to continue to run our business. In any event, any of these alternatives would result in increased costs, reduced revenues or service delays, which would increase our operating losses. Extended disruptions may impact both short-term and long-term customer and supplier relationships and further impact our future profitability.

Costs

Our year 2000 assessment, remediation and testing activities have been conducted by internal personnel, and we have not tracked the amount of employee time expended on these tasks. Accordingly, we are unable to determine the cost of employee time devoted to year 2000 matters. We estimate the cost of our year 2000 readiness efforts, including any necessary modifications, upgrading or replacement of computer equipment or software, will not exceed $100,000. We have funded and plan to continue funding these activities principally through available cash resources.

Contingency Plan

In addition to the less efficient higher cost alternatives discussed above, we are currently developing contingency plans to be implemented if we encounter year 2000 problems. We expect to complete these plans in September 1999. However, notwithstanding these plans and the other efforts of our year 2000 team, we cannot assure you that we will be year 2000 ready, or that year 2000 problems will not adversely affect our business, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS MODEL

Our Business Model Is Not Typical Of Traditional, More Established Business Enterprises And May Not Generate Sufficient Revenues For Our Business To

Survive.

Our model for conducting business and generating revenues is new and unproven. Our business model depends upon our ability to generate revenue streams from multiple sources through our website, including:

 - website advertising fees from third parties;
 - online sales of CDs and music-related merchandise;
 - promotional activity fees; and
 - marketing our artist and consumer information.

It is uncertain whether a music-based website that relies on attracting people to learn about, listen to and download music, mostly from lesser-known artists, can generate sufficient revenues to survive. We cannot assure you that this business model will succeed or will be sustainable as our business grows. In order for our business to be successful, we must not only develop services that directly generate revenue, but also provide content and services that attract consumers to our website frequently. We will need to develop new offerings as consumer preferences change and new competitors emerge. We cannot assure you that we will be able to provide consumers with an acceptable blend of products, services, and informational and community offerings that will attract consumers to our website frequently. We provide many of our products and services without charge, and we may not be able to generate sufficient revenue to pay for these products and services. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable.

We Are Competing In A New Market Which May Not Develop Or Where We May Fail To Gain Market Acceptance For Our Products and Services

The market for online music promotion and distribution is new and rapidly evolving. As a result, demand and market acceptance for our products and services expose us to a high degree of uncertainty and risk. We are attempting to capitalize on a talent pool of artists not currently served by the traditional recording industry. We cannot assure you that consumers will continue to be interested in listening to or purchasing music from these artists or that the traditional music industry will not successfully serve these artists in the future. If this new market fails to develop, develops more slowly than expected or becomes saturated with competitors, or our products and services do not achieve or sustain market acceptance, our business could be harmed. We believe the future popularity of downloadable digital music will depend, in part, on the availability of portable devices to store and replay this music. To the extent that consumer acceptance or distribution of these portable devices is delayed or these devices are not available at affordable prices, our market and thus a portion of our revenues, may not grow at a sufficient pace and our business could be harmed.

We Have A Limited Operating History That Makes An Evaluation Of Our Business Difficult.

MP3.com was incorporated in March 1998. During 1998, our operating activities consisted largely of developing the infrastructure necessary to download music on the Internet. Our limited operating history makes it difficult to evaluate our current business and prospects. Due to our limited operating history, it will be difficult to accurately predict our future revenues or results of operations. This may result in one or more future quarters where our financial results may fall below the expectation of analysts and investors. As a result, the trading price of our common stock might decline. Operating results may vary depending on a number of factors, many of which are outside our control.

Rapid Growth In Our Operations And Infrastructure Is Placing A Significant Strain On Our Resources, And Failure To Mange This Growth Effectively Could Disrupt Our Operations And Prevent Us From Generating The Revenues We Expect.

We currently are experiencing a period of rapid expansion in our website traffic, personnel, facilities and infrastructure. For example, the number of daily visitors to our website increased approximately 88% from December 1998 to June 1999. Our number of employees increased from eight on December 31, 1998 to 218 on July 31, 1999. We expect further significant expansion will be required to address potential growth in our artist and consumer bases, the breadth of our product and service offerings, and other opportunities. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Our Continued Reliance On Revenue From Online Advertising May Not Provide Sufficient Financial Returns For Our Business To Grow Or Survive.

Although our business model contemplates multiple sources of revenue, we anticipate that in the foreseeable future we will depend substantially on revenue from online advertising. In 1998, revenue from online advertising accounted for 91% of our net revenues, and in the second quarter of 1999 accounted for 66% of our net revenues. We currently depend on a small group of customers for our revenue from online advertising. In the second quarter of 1999, two customers accounted for approximately 15% and 12%, respectively, of net revenues, and our top ten customers accounted for approximately 51% of net revenues. If any of these important customers were to leave us, our business could be harmed. If we do not increase revenue from online advertising, our business may not grow or survive. Increasing our revenue from online advertising depends largely on our ability to:

 - conduct successful selling and marketing efforts aimed at advertisers;
 - increase the size of our sales force;
 - increase the size of the MP3.com audience by increasing both our artist and consumer bases;
 - increase the amount of revenues per advertisement;
 - target advertisements to appropriate segments of our audience; and
 - measure accurately the size and demographic characteristics of our audience.

Our failure to achieve these objectives could reduce our revenue from online advertising and ultimately prevent us from generating the revenues we expect.

A Substantial Portion Of Our Revenues And Revenue Growth For At Least The Next Three Years Will Come From Groupe Arnault. If This Relationship Is Not Renewed, Or If Other Significant Sources Of Revenue Are Not Developed, We May Not Have Sufficient Revenues To Sustain Our Growth And Our Stock Price May Fall.

We have recently entered into a three-year advertising, promotion and marketing agreement with Groupe Arnault. We anticipate that for at least the next three years a substantial portion of our revenues will come from sales of our advertising, promotion and marketing services under this agreement. Although payment for these services has been secured for the term of the agreement by a $45 million pre-payment and a letter of credit for the remaining $105 million of services to be provided under the agreement, Groupe Arnault is under no obligation to renew its relationship with us after the current agreement terminates at the end of June 2002. Furthermore, we anticipate that our revenue growth for the next three years will largely be due to the scheduled growth in revenues under our agreement with Groupe Arnault. Historically, most of our revenue sources have not provided for a similarly-scheduled growth in revenues. If we do not develop significant additional revenue sources in the future our business will be substantially dependent on the Groupe Arnault agreement. Moreover, if Groupe Arnault does not renew its relationship after termination of the current agreement at the end of June 2002, or renews the relationship but at a lower level of commitment, our revenues or growth rate may decline in periods subsequent to the end of the current agreement. We cannot guarantee that we will be able to develop enough additional revenue to offset the loss of revenues that would result if Groupe Arnault does not renew its relationship or that the other revenue sources we may develop will be sufficient to maintain our rate of revenue growth. If either event causes our revenues or our revenue growth rate to be substantially reduced, we may not have sufficient revenues to support our business and the market price of our stock may fall.

In Order To Provide Music And Other Content On Our Website, We Rely Heavily On The Contributions Of Artists Who, Over Time, May Be Difficult To Attract And Retain.

Our success depends on having a website that offers high quality and diverse music choices, all of which come from outside artists. Our failure to attract and retain artists who can provide us with music and other content would limit the overall quality and quantity of the offerings on our website and harm our business. Because our contracts with artists are, with few exceptions, non-exclusive and can be terminated by the artist at any time, our retention of artists requires that we offer sufficient benefits, including artist services and artist-oriented content, to encourage them to continue providing us with content. If we are not able to maintain our ability to serve and provide valuable tools to artists, artists may leave our website and remove their music and other content. This could also prevent us from attracting new artists. We may also lose artists who gain recognition on our website and then are recruited by or attracted to the traditional music industry. The loss of artists and the inability to attract new artists would impair our ability to generate advertising revenue targeted to our artist community and generate CD revenues.

Our Brand Name And Revenues Could Be Damaged If The Music Provided By Lesser-Known Artists Fails To Meet Consumer Expectations.

Although most of the artists that post music on our website are not bound by record contracts, some artists, including most internationally-recognized artists, typically sign multi-year exclusive recording contracts that may prevent them from posting music on our website. To post music on our website, these artists must typically get permission from their record company. As a result, our access to internationally-recognized artists and our ability to distribute this music or place their music on our website and on our CDs are limited. For this reason, and because of the emphasis of our business model on underserved artists, we expect our music to continue to concentrate principally on lesser-known and local artists. If the music provided by these lesser-known and local artists fails to meet consumer expectations, our brand name could be damaged and our business may not generate sufficient revenues to survive.

Development Of New Standards For The Electronic Delivery Of Music May Diminish Our Brand Identity And Disrupt The Way We Do Business.

We currently rely on mp3 technology for both brand identity and as a delivery method for the digital distribution of music. Mp3 is an open standard adopted by the Moving Picture Experts Group that makes music files smaller. We do not own or control mp3 technology. The onset of competing industry standards for the electronic delivery of music could significantly affect the way we operate our business as well as the public's perception of MP3.com as a company. For example, some of the major recording studios have recently announced a plan to develop a universal standard for the electronic delivery of music, called the Secured Digital Music Initiative, or SDMI, and have announced their intention to make this delivery method available by the end of 1999. In addition, major corporations including Microsoft Corporation, IBM Corporation, AT&T Corp. and Sony Corporation have launched efforts to establish proprietary audio formats that will compete with the mp3 format. Some competitive formats offer security and features that track the number of copies made. The mp3 technology we currently use does not offer these features. These features are especially popular among groups associated with the traditional music industry, and are being promoted by some of our competitors. Widespread industry and consumer acceptance of any of these audio formats could significantly harm our business if we are unable to adapt and respond to these changing standards. Although we are not tied exclusively to the use of mp3 technology or to any other specific standard for the electronic delivery of music, if a proprietary, or closed, music delivery format receives widespread industry and consumer acceptance, we may be required to license additional technology and information from third parties in order to adopt that format. We cannot assure you that this third-party technology and information will be available to us on commercially reasonable terms, if at all. Any failure to obtain any of these technology and information licenses or to successfully reconfigure our music library to support these technologies could prevent us from making our music available in the most widely accepted formats, which could make our offerings less popular or inaccessible to both consumers and artists and thus harm our business.

MP3 Technology Is Controversial Within The Traditional Music Industry And May Face Continued Opposition, Which May Negatively Affect The Perception Of Our Business, Lead To Market Confusion, Alienate Advertisers And Consumers And Reduce Our Revenue.

The traditional music industry has not embraced the development of the mp3 format to deliver music, in part because users of mp3 technology can be used to download and distribute unauthorized or "pirated" copies of copyrighted recorded music over the Internet. Although our business model for the digital distribution of music can support more than one audio compression format and method of delivery, and is intended to discourage music piracy and ensure that only legitimate music is posted on our website, our brand identity is currently linked to the mp3 technology. As a result, we may face opposition from a number of different music industry sources including record companies and studios, the Recording Industry Association of America and established artists with record contracts, due to our current brand identity and its potentially negative associations. In addition, adverse news or events relating to mp3 technology may lead to confusion in the public markets regarding our company and its prospects, alienate advertisers and consumers, reduce revenues and harm our overall financial results.

Without The Continued Development And Maintenance Of The Internet And The Availability Of Increased Bandwidth To Consumers, Our Business May Not Succeed.

Given the online nature of our business, without the continued development and maintenance of the Internet infrastructure, we could fail to meet our overall strategic objectives and ultimately fail to generate the website traffic and revenues we expect. This continued development of the Internet includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products including high speed modems, for providing reliable Internet access and services. Because global commerce on the Internet and the online exchange of information is new and evolving, we cannot predict whether the Internet will prove to be a viable commercial marketplace in the long term. The success of our business will rely on the continued improvement of the Internet as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of music. Our business will depend on the ability of our artists and consumers to continue to upload and download mp3 and other music files, as well as to conduct commercial transactions with us, without significant delays or aggravation that may be associated with decreased availability of Internet bandwidth and access to our website. Our penetration of a broader consumer market will depend, in part, on continued proliferation of high speed Internet access. Even compressed in mp3 format, a typical three minute song file can occupy more than three megabytes of storage space. This file could take as much as two minutes to download over an xDSL or cable modem compared to 10 to 20 minutes over a conventional 56Kbps modem. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increased users or bandwidth requirements may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. This might include outages and delays resulting from the "year 2000" problem. These outages and delays could reduce the level of Internet usage as well as the level of traffic, and could result in the Internet becoming an inconvenient or uneconomical source of music and music-related products and services. The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable commercial marketplace for the products or services that we offer.

We May Have Difficulty Competing For Or Executing Business Partnerships And Making Acquisitions That We May need To Expand Our Content And Distribution Channels, Which Could Impair Our Overall Strategic Goals.

Our business strategy includes entering into business partnerships and may include acquiring complementary businesses, technologies, content or products. For example, in June 1999 we entered into a joint venture with Cox Interactive Media to create and operate music-related websites. We cannot assure you that this joint venture or any other business partnership will be successful. In addition, in July 1999 we entered into an agreement with Groupe Arnault under which Groupe Arnault will have an exclusive right through October 1999 to negotiate the terms of a joint venture with us covering the territories of Europe and Asia. We cannot guarantee that we and Groupe Arnault will establish this joint venture or that, if established, this joint venture will be successful and provide us with desired international presence or branding. We may be unable to complete suitable business partnerships and acquisitions on commercially reasonable terms, if at all. We expect to face competition for business partnership and acquisition candidates and sponsorships. This competition could impair our ability to successfully pursue these aspects of our business strategy. Business partnerships or acquisitions could disrupt our ongoing business, distract our management and employees and increase our expenses. If we acquire a company, we could face difficulties assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and lack of integration into our existing operations. If we finance the acquisitions by incurring debt or issuing equity securities, this could dilute our existing stockholders. Any amortization of goodwill or other assets, or other charges resulting from the costs of acquisitions, could adversely affect our operating results.

FINANCIAL RISKS

Our Quarterly Revenues And Operating Results Are Not Indicative of Future Performance And Are Difficult To Forecast, And Our Stock Price May Fall If Our Performance Does Not Meet Analysts' Or Investors' Expectations.

As a result of our limited operating history, we do not have historical financial data for a significant number of periods upon which to forecast quarterly revenues and results of operations. We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicators of future performance. In addition, our revenue and earnings may vary substantially as a result of holiday-based buying and the business cycles of the music industry and of Internet commerce in general. However, the actual effect of these factors on the price of our stock will be difficult to assess due to our limited operating history. In one or more future quarters our results of operations may fall below the expectations of securities analysts and investors, and the trading price of our common stock may drop.

We Expect Net Losses In The Future And May Never Achieve Profitability, Which May Cause Our Stock Price To Fall.

In 1998, we had a net loss of approximately $360,000. During the first six months of 1999, we had a net loss of approximately $7.75 million. We expect substantial net losses and negative cash flow for the foreseeable future. We believe it is critical to our long term success that we continue to develop MP3.com brand awareness and loyalty through marketing and promotion, expand our artist and consumer networks, develop our online content and expand our other services. We expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve or sustain profitability and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Unless We Obtain Additional Financing, We May Not Be Able To Meet Our Strategic Business Objectives.

The proceeds of this offering are expected to be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds in order to:

 - finance unanticipated working capital requirements;
 - develop or enhance existing services or products;
 - fund distribution relationships;
 - respond to competitive pressures; or
 - acquire complementary businesses, technologies, content or products.

We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, and these securities may have rights, preferences or privileges senior to those of our stockholders.

Our Stock Price Has Been And May Continue To Be Extremely Volatile.

The trading price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

 - actual or anticipated variations in quarterly operating results;
 - announcements of technological innovations;
 - new products or services offered by us or our competitors;
 - changes in financial estimates by securities analysts;
 - announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
 - additions or departures of key personnel;
 - sales of common stock; and
 - other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the Nasdaq National Market and the stock prices of Internet-related companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could adversely affect our business, financial condition and the market price of our common stock.

RISKS RELATED TO SALES, MARKETING AND COMPETITION

Unless We Develop A Strong Brand Identity, Our Business May Not Continue To Grow And Our Financial Results May Suffer.

We believe that our historical growth and brand recognition have been largely attributable to word of mouth. We have benefited from frequent and visible national and local media exposure. The frequency or quality of this media exposure may not continue. We believe that continuing to strengthen our brand will be critical to achieve widespread acceptance of our products and services. Favorable public perception of our brand will depend largely on our ability to continue providing users with high quality products and services and the success of our marketing efforts. We plan to increase our marketing expenditures to create and maintain brand recognition. However, brand promotion activities may not yield increased revenues and, even if they do, any increased revenues may not offset the expenses we incur in building our brand.

If We Do Not Transcend A Mere Association Between Our Company And The MP3 Format In The Minds Of Consumers, Our Brand Identity And Financial Results Could Suffer.

The growth of our business will also depend in significant part on our ability to develop a brand identity that transcends a mere association with the mp3 format. We must pursue a brand development strategy that identifies our company as a primary source for interesting and diverse high quality music and artists above and beyond mp3 technology. Although MP3.com is not tied exclusively to the use of mp3 technology or to any other specific standard for the electronic delivery of music, failure to achieve brand recognition apart from the mp3 format could significantly affect the future viability of our brand name and our ability to generate revenues.

If We Fail To Collect Accurate And Useful Data About Our Consumers, Potential Advertisers May Not Advertise On Our Website, Which May Result In reduced Advertising Revenues.

We plan to use consumer data to expand, refine and target our marketing and sales efforts. We collect most of our data from users who report information to us as they conduct transactions on our website. If a large proportion of users impede our ability to collect data or if they falsify data, our marketing and sales efforts would be less effective since advertisers generally require detailed demographic data on their target audiences. In addition, laws relating to privacy and the use of the Internet to collect personal information could limit our ability to collect data and utilize our database. Failure to collect accurate and useful data could result in a substantial reduction in advertising revenues, which represented 86% of our total revenues during the first six months of 1999. Because we use e-mail for direct marketing, any legislative or consumer efforts to regulate unsolicited bulk e-mails, commonly referred to as "spam," as well as other laws regulating the use of e-mail, could significantly impair our sales and marketing efforts and our associated advertising revenue.

We Expect Competition To Increase Significantly In The Future Which Could Reduce Our Revenues, Potential Profits And Overall Market Share.

The market for the online promotion and distribution of music and music-related products is competitive. Barriers to entry on the Internet are relatively low, and we expect competition to increase significantly in the future. We face competitive pressures from numerous actual and potential competitors, many of which have longer operating histories, greater brand name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. We cannot assure you that websites maintained by our existing and potential competitors will not be perceived by consumers, artists, talent management companies and other music-related vendors or advertisers as being superior to ours. We also cannot assure you that we will be able to maintain or increase our website traffic levels, purchase inquiries and number of click-throughs on our online advertisements or that competitors will not experience greater growth in these areas than we do. Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could damage the long-term or short-term prospects of our business.

RISKS RELATED TO OPERATIONS

Our Business Operations Could Be Significantly Disrupted If We Lose Members Of Or Fail To Properly Integrate, Our Management Team.

Our future performance will be substantially dependent on the continued services of our management and our ability to retain and motivate them. The loss of the services of any of our officers or senior managers could harm our business. We do not have long-term employment agreements with any of our key personnel, other than our Chief Executive Officer, and we do not maintain any "key person" life insurance policies except on our Chief Executive Officer. Almost all of our management team joined MP3.com in 1999. Most of these individuals have not previously worked together and are currently being integrated as a management team. If our senior managers are unable to work effectively as a team, our business operations could be significantly disrupted.

We May Not Be Able To Hire And Retain A Sufficient Number Of Qualified Employees, And As A Result We May Not Be Able To Grow As We Expect, Or Maintain The Quality Of Our Services.

Our future success will depend on our ability to attract, train, retain and motivate other highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers, web designers and advertising sales personnel, and we may be unable to successfully attract sufficiently qualified personnel. Substantially all of our employees have joined us in 1999 and we expect that our rate of hiring will continue at a very rapid pace. If we cannot integrate these employees into our business, we will not be able to effectively manage our growth. Also, our inability to hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of our programs, products and services.

We Must Continue To Upgrade Our Technology Infrastructure, Or We Will Be Unable To Effectively Meet Demand On Our Website.

In May 1999, an average of approximately 20 gigabytes of musical content was added to our website each week and traffic to the site increased by approximately 14% from the previous month. We must continue to add hardware and enhance software to accommodate the increased content and use of our website. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our website may become unstable and may fail to operate for unknown periods of time. Unscheduled downtime could harm our business and also could discourage users of our website and reduce future revenues.

Our New Financial Accounting System And Other Internal Systems May Not Work Effectively And As A Result We May Not Have The Information We Need To Record Transactions And Meet Our Accounting And Reporting Obligations, Which In Turn Could Affect Our Ability To Run Our Business Efficiently Or Profitably.

In May 1999, we began installing a new financial accounting system. We anticipate this installation will be completed in stages through the remainder of 1999. If the accounting system does not work effectively, we may experience delays or failures in our accounting processes. This could adversely impact the promptness and accuracy of our transaction processes, and our financial accounting and reporting. To manage the expected growth of our operations and personnel, we will need to improve our operational and financial systems, transaction processing, procedures and controls. Our current and planned systems, transaction processing, procedures and controls may not be adequate to support future operations.

Our Data Warehousing And Web Server Systems May Stop Working Or Work Improperly Due To Natural Disasters, Failure Of Third-Party Services And Other Unexpected Problems.

Since our data warehousing, web server and network facilities are all located in Southern California, an earthquake or other natural disaster could affect all of our facilities simultaneously. An unexpected event like a power or telecommunications failure, fire, flood or earthquake at our on-site data warehousing facility or at either of our two Internet service providers' facilities could cause the loss of critical data and prevent us from offering our services to artists and consumers. Our business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our web server and network systems, and connect us to the Internet. A failure by any of these third parties to provide these services satisfactorily would impair our ability to access archives and operate our website.

We May Lose Visitors To Our Website And Lose Revenues If Our Online Security Measures Fail.

If the security measures that we use to protect personal information are ineffective, we may lose visitors to our website which could reduce our revenues. We rely on security and authentication technology licensed from third parties. With this technology, we perform real-time credit card authorization and verification. We cannot predict whether new technological developments could allow these security measures to be circumvented. In addition, our software, databases and servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to spend significant resources to protect against security breaches or to alleviate problems caused by any breaches. We cannot assure that we can prevent all security breaches.

Year 2000 Problems Could Lead To Malfunctions Of Our Computer And Communications Systems, And Prevent Us From Running Our Business.

Many existing computer programs cannot distinguish between a year beginning with "20" and a year beginning with "19" because they use only the last two digits to refer to a year. For example, these programs cannot tell the difference between the year 2000 and the year 1900. As a result, these programs may malfunction or fail completely. If we or any third parties with whom we have a material relationship fail to achieve year 2000 readiness, our business may be seriously harmed. In particular, year 2000 problems could temporarily prevent us from offering our goods and services.

RISKS RELATED TO GOVERNMENT REGULATION, CONTENT AND INTELLECTUAL PROPERTY

 Government Regulation May Require Us To Change The Way We Do Business.

The laws and regulations that govern our business change rapidly. Although our operations are currently based in California, the United States government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. Evolving areas of law that are relevant to our business include privacy law, proposed encryption laws, content regulation and sales and use tax laws and regulations. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business.

We May Be Liable To Third Parties For Music, Software And Other Content That Is Available On Our Website And On the CDs We Distribute.

We may be liable to third parties for the content on our website and on the CDs we distribute:

 - if the music, text, graphics, software or other content on our website or CDs violates their copyright, trademark, or other intellectual property rights;
 - if our artists violate their contractual obligations to others by providing content on our website or CDs; or
 - if anything on our website or CDs is deemed obscene, indecent or defamatory.

We may also be liable for anything that is accessible from our website through links to other websites. We attempt to minimize these types of liability by requiring representations and warranties relating to our artists' ownership of and rights to distribute and submit their content and by taking related measures to review content on our website and on our CDs. However, alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management's attention away from our business.

We May Not Be Able To Prevent Others From Using Our Trademarks, Copyrights, Software and Other Intellectual Property Assets. If Others Do Use These Assets, Their Value To Us, And Our Ability To use Them To Generate Revenue, May Decrease.

Our intellectual property includes our trademarks and copyrights, proprietary software, and other proprietary rights. We believe that our intellectual property is important to our success and our competitive position, and we try to protect it. However, our efforts may be inadequate. We do not have a registered trademark for the "MP3.com" name and may not be able to prevent others from using "mp3" or "MP3.com." Use of the "MP3.com" name by others could dilute our brand identity and confuse the market. In addition, our ability to conduct our business may be harmed if others claim we violate their intellectual property rights. For example, Sightsound.com, Inc. has asserted that many online music providers, including MP3.com, violate patent rights that it allegedly owns covering the sale of music over the Internet through digital downloads. If successful, these claims, or similar claims by others, could seriously harm our business by forcing us to cease using important intellectual property or requiring us to pay monetary damages. Even if unsuccessful, these claims could harm our business by damaging our reputation, requiring us to incur legal costs and diverting management's attention away from our business.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are exposed to changes in interest rates primarily from our long-term debt arrangements and, secondarily, our investments in certificates of deposit and a money market fund. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at December 31, 1998 or June 30, 1999.

                           PART II - OTHER INFORMATION

Item 2.    CHANGES IN SECURITIES AND USES OF PROCEEDS

CHANGES IN SECURITIES

During the quarter ended June 30, 1999, the Company's Certificate of Incorporation was amended on several occasions to create additional series of preferred stock, and the Company issued shares of Series A preferred stock, Series B preferred stock, and Series C preferred stock. Upon the close of the Company's initial public offering, each outstanding share of preferred stock was converted into 1.5 shares of common stock and the Company's Certificate of Incorporation was amended to remove all reference to Series A, Series B or Series C preferred stock.

USE OF PROCEEDS

The effective date of the Company's first registration statement on Form S-1 under the Securities and Exchange Act of 1933 (No. 333-78545), filed on July 20, 1999, relating to the Company's initial public offering of its common stock. A total of 13,697,233 shares of the Company's common stock in the aggregate were sold at a price of $28.00 per share to (i) an underwriting syndicate led by Credit Suisse First Boston, Hambrecht & Quest, and BancBoston Robertson Stephens, Inc. and (ii) Arkaro Holding B.V. The offering commenced on July 21, 1999, and closed on July 26, 1999. The initial public offering resulted in gross proceeds of approximately $383.5 million, of which $20.3 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.6 million. Net proceeds to the Company were $363.2 million. For the time of receipt through July 31, 1999, the proceeds were all applied to cash and cash equivalents.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 1999, the Company solicited the consent of stockholders for the following matters:

(1) On April 2, 1999, in an action by written consent, the Stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Series A preferred stock. Stockholders holding 25,637,010 shares of common stock and 6,841,558 shares of Series A preferred stock consented to this action;

(2) On April 14, 1999, in an action by written consent, the Stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of preferred stock and creating the Company's Series B preferred stock. Stockholders holding 25,637,010 shares of common stock and 6,224,675 shares of Series A preferred stock consented to this action; and

(3) On May 18, 1999, in an action by written consent, the Stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of preferred stock and creating the Company's Series C preferred stock. Stockholders holding 28,074,510 shares of common stock and 6,224,675 shares of Series A preferred stock.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)Exhibits:

           Exhibit 27.1 - Financial Data Schedule

        (b)Reports on Form 8-K:

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MP3.com, Inc.
                                                  (Registrant)

Date:   September 2, 1999

                                           By:    /s/ Paul L.H. Ouyang
                                                  ------------------------------
                                                  Paul L.H. Ouyang
                                                  Executive Vice
                                                  President and Chief
                                                  Financial Officer
                                                  (Authorized Officer)
                                                  (Principal Financial
                                                  and Accounting
                                                  Officer)