Form 10-Q
period 1999-09-30
MP3 COM INC
filed 1999-11-12
CIK 1078073

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

Commission File Number 000-26697

MP3.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0840026 (I.R.S. Employer Identification No)

4790 Eastgate Mall, San Diego, CA (Address of principal executive offices)	92121 (Zip Code)

(858) 623-7000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last reported)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.  Yes  [X]  No  [   ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

      Common Stock, $0.001 per share par value, 68,528,723 shares as of October 31, 1999.

This report contains 31 pages

MP3.COM, INC.

FORM 10-Q

For The Quarter Ended September 30, 1999

INDEX

		Page
		Number

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

PART II — OTHER INFORMATION

Item 2.	Changes in Securities and Uses of Proceeds	29

Item 4.	Submission of Matters To A Vote Of Security Holders	29

Item 6.	Exhibits and Reports on Form 8-K	30

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MP3.COM, INC.

CONDENSED BALANCE SHEETS

(In thousands, except for share data)

ASSETS

	September 30,	December 31,
	1999	1998

	(Unaudited)

Current assets:

Cash and cash equivalents	$166,689	$39

Short-term investments in marketable securities	279,851	—

Accounts receivable, net of allowance for doubtful accounts	1,808	293

Unbilled receivables	781	65

Prepaid expenses and other current assets	7,023	—

Total current assets	456,152	397

Property and equipment, net of accumulated depreciation	7,101	52

Long-term investments in marketable securities	4,971	—

Other assets	6,229	14

Total assets	$474,453	$463

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,437	$37

Accrued expenses	4,432	104

Line of credit and capital lease obligations	1,234	14

Deferred revenues	31,336	15

Deferred income taxes	—	94

Total current liabilities	40,439	264

Deferred revenue	14,000	—

Deferred income taxes	—	4

Stockholders’ equity:

Preferred stock, par value $0.001 per share; none authorized, issued and outstanding at September 30, 1999 and December 31, 1998

Convertible preferred stock, par value $0.001 per share; authorized 15,500,000 and 5,000,000 at September 30, 1999 and December 31, 1998, respectively; none issued and outstanding at September 30, 1999 and December 31, 1998

Common stock, par value $0.001 per share; authorized 300,000,000 and 51,000,000 at September 30, 1999 and December 31, 1998, respectively; 68,376,920 and 29,249,999 issued and outstanding at September 30, 1999 and December 31, 1998, respectively	68	29

Additional paid in capital	474,673	701

Note receivable from stockholder	(258)	—

Deferred compensation	(26,474)	(178)

Unrealized loss on investments available-for-sale	(19)	—

Accumulated deficit	(27,976)	(357)

Total stockholders’ equity	420,014	195

	$474,453	$463

The accompanying notes are an integral part of these condensed financial statements.

MP3.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)
(Unaudited)

	For The Three Months Ended		For The Nine Months
			Ended
	September 30, 1999	September 30, 1998	September 30, 1999

Net revenues	$4,051	$277	$6,629

Cost of revenues	1,687	83	2,741

Gross profit	2,364	194	3,888

Operating expenses:

Sales and marketing	8,897	26	12,114

Product development	2,373	67	3,375

General and administrative	3,110	38	5,021
Amortization of deferred compensation

and other stock based compensation	12,370	83	15,834

Total operating expenses	26,750	214	36,344

Loss from operations	(24,386)	(20)	(32,456)

Interest income (expense), net	4,517	(1)	4,837

Loss before income taxes	(19,869)	(21)	(27,619)

Provision for income taxes	—	12	—

Net loss	$(19,869)	$(33)	$(27,619)

Net loss per share:

Basic and diluted	$(0.33)	$(0.00)	$(0.54)

Weighted average shares — basic and diluted	60,333,000	26,179,000	51,272,000

The accompanying notes are an integral part of these condensed financial statements.

MP3.COM, INC.

CONDENSED STATEMENT OF CASH FLOWS

(In thousands)
(Unaudited)

Nine Months
Ended
September 30, 1999

Operating activities:

Net loss	$(27,619)

Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of deferred compensation and other stock based

compensation	16,970

Amortization of prepaid marketing costs	2,524

Charge associated with employee costs	1,241

Charge associated with facility relocation costs	815

Depreciation	470

Deferred income taxes	(98)

Changes in operating assets and liabilities:

Accounts receivable	(1,515)

Unbilled receivables	(716)

Prepaid expenses and other current assets	(6,040)

Accounts payable	3,400

Deferred revenue	45,320

Accrued expenses	3,087

Cash provided by operating activities	37,839

Investing activities:

Purchases of property and equipment	(8,248)

Purchases of investments, net	(284,841)

Other assets	(5,299)

Cash used in investing activities	(298,388)

Financing activities:

Proceeds from line of credit	1,234

Payment of note payable	—

Payments under capital lease obligations	(14)

Issuance of common stock	365,402

Net proceeds from issuance of Series A preferred stock	13,118

Proceeds from issuance of Series B preferred stock	2,500

Net proceeds from issuance of Series C preferred stock	44,959

Cash provided by financing activities	427,199

Increase in cash and cash equivalents	166,650

Cash and cash equivalents at beginning of period	39

Cash and cash equivalents at end of period	$166,689

Supplemental disclosures of cash flow information:

Interest paid	$89

Taxes paid	$168

Supplemental schedule of non-cash activities:

Common stock issued for notes receivable	$338

Cancellation of stockholder note receivable	$78

Warrants for common stock and common stock issued in exchange

for prepaid marketing costs	$2,302

Donation of 100,000 shares of MP3.com common stock to the

MP3 Foundation	$767

The accompanying notes are an integral part of these condensed financial statements.

MP3.COM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

Note 1 — The Company and Summary of Significant Accounting Policies:

  The Company

      MP3.com, Inc. is developing a revolutionary approach to the promotion and distribution of music. MP3.com uses the Internet and file formats that make music files smaller to enable artists to distribute and promote their music and to enable consumers to conveniently access this music. Consumers can search, preview and download music free of charge.

  Basis of Presentation

      The financial statements as of September 30, 1999, for the three and nine months ended September 30, 1999, and for the three months ended September 30, 1998 are unaudited and have been prepared by MP3.com pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information included, in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. The results of operations for the interim period ended September 30, 1999 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 1999. The financial statements for the period from March 17, 1998 (inception) to September 30, 1998 have not been presented as the operating activity was insignificant and disclosure would not be meaningful.

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

  Net Loss Per Share

      MP3.com computes net loss per share following SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common shares, incremental common shares issuable upon the exercise of stock options, and common shares issuable on assumed conversion of Series A, B, and C preferred stock, are included in diluted net income (loss) per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of dilutive net loss per share for the three and nine months ended September 30, 1999 and the three months ended September 30, 1998 because the effect would be anti-dilutive.

      Under the provisions of SAB 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

MP3.COM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Note 1 — The Company and Summary of Significant Accounting Policies (continued):

      The following table sets forth the computation of basic and diluted net loss per share as follows:

	Three Months Ended

	September 30,	September 30,
	1999	1998

Numerator:

Net loss	$(19,869)	$(33)

Denominator:

Weighted average shares outstanding	65,235,000	26,179,000

Weighted average unvested common shares subject to repurchase agreements	(4,902,000)	—

Denominator for basic and diluted calculation	60,333,000	26,179,000

Net loss per share:

Basic and diluted	$(0.33)	$(0.00)

Nine Months
Ended
September 30,
1999

Numerator:

Net loss	$(27,619)

Denominator:

Weighted average shares outstanding	56,174,000

Weighted average unvested common shares subject to repurchase agreements	(5,021,000)

Denominator for basic and diluted calculation	51,153,000

Net loss per share:

Basic and diluted	$(0.54)

      Diluted common stock equivalents include common stock options, as if converted, and restricted stock that has not yet fully vested. Potentially dilutive securities total approximately 9,806,000 common shares for the three and nine months ended September 30, 1999, respectively, and were excluded from historical diluted earnings per share because of their anti-dilutive effect.

  Comprehensive Income

      MP3.com adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive income. There were no differences between MP3.com’s net loss and its total comprehensive loss for the three or nine months ended September 30, 1999, except for unrealized losses on investments of approximately $19.

MP3.COM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Note 1 — The Company and Summary of Significant Accounting Policies (continued):

  Segment Information

      MP3.com adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. MP3.com identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. MP3.com believes it operates in a single business segment and adoption of this standard did not have a material impact on MP3.com’s financial statements. Through September 30, 1999, there have been no foreign operations.

      A summary of advertising and merchandise revenue from customers is as follows:

Nine Months Ended
September 30, 1999

Advertising	$5,875

Merchandise	754

$6,629

Note 2 — Stockholders’ Equity

  Issuance of Common Stock

      On July 21, 1999, the Company effected its initial public offering of common stock. A total of 13,697,233 shares were sold at a price of $28.00 per share. The offering resulted in net proceeds to the Company of approximately $361.3 million, net of an underwriting fee of $20.3 million and estimated offering expenses of $1.9 million. Upon the closing of the Company’s initial public offering, all 12,871,681 shares of the Series A, B, and C Convertible Preferred Stock converted into 19,307,516 shares of common stock.

  Stock Options

      During the nine months ended September 30, 1999, MP3.com granted additional options to purchase 11,521,210 shares of common stock at a weighted average exercise price of $3.00 per share. Included in the options to purchase 11,521,210 shares are options to purchase 450,000 shares granted at a weighted average exercise price of $1.00 outside of MP3.com’s equity incentive plan. All options to purchase 450,000 shares were exercised in their entirety in May 1999.

Note 3 — Recent Events

      During November 1999, MP3.com entered into an agreement with an internationally known CD manufacturer and fulfillment company (the “Supplier”) whereby the Supplier will perform various manufacturing and fulfillment services for MP3.com for 10 years. In connection with execution of the Supplier supply agreement, MP3.com purchased 1,500,000 shares of the Supplier’s common shares and a warrant for 1,780,000 common shares for approximately $13.3 million. Our agreement requires us to hold the common shares for at least one year. The warrant expires in October 2003, and the exercise price is Cn$15.00 per share. The Supplier is a publicly traded company on the Toronto Stock Exchange, Montreal Exchange, and NASDAQ. Additionally, the Supplier entered into an advertising agreement with MP3.com whereby MP3.com will deliver various advertising products through March 2001 and receive $1.5 million in cash during the term of the advertising agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This document contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

      The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” in the audited financial statements and related footnotes included herein and in the Company’s Registration Statement on Form S-1 dated July 21, 1999 (No. 333-78545).

      Given our short operating history and our limited operations during 1998, we believe that comparisons between the nine months ended September 30, 1999 and the period from March 17, 1998 (inception) to September 30, 1998 would not be meaningful; therefore, these comparisons are not discussed below.

Overview

      MP3.com is pioneering a revolutionary approach to the promotion and distribution of music. Our website has grown into a premier online music destination. We use the Internet and file formats that make music files smaller to enable a growing number of artists to broadly distribute and promote their music and to enable consumers to conveniently access this expanding music catalog. Our website contains more than 208,000 songs available for preview from over 35,000 artists, which we believe represents one of the largest collections of digital music available on the Internet. Consumers can search, preview and download music free of charge.

      We receive revenue from online advertising, electronic commerce and offline advertising. For the nine months ended September 30, 1999, 57% of our revenues were from the sale of advertising space on our website. We also receive revenue from the sale of CDs online and from advertisers for their sponsorship of CD samplers, which are distributed free of charge to consumers and contain collections of music from artists that have posted music on our website.

      Our unique business model provides the following advantages for artists and consumers:

•	creates an easy and convenient way for consumers to listen to, download and purchase music;

•	dramatically lowers costs for artists to promote and distribute their music;

•	enables artists to reach a large number of consumers worldwide;

•	enables consumers to discover local and lesser-known artists in ways they cannot through traditional music retailers; and

      •  facilitates direct communication between fans and artists.

      We believe that large numbers of artists and consumers are drawn to MP3.com because they have historically been under served by the traditional music industry. We expect to continue introducing new products and services designed to meet their entertainment, electronic commerce, communications and information needs. MP3.com was incorporated in March 1998. During 1998, our operations consisted largely of developing the infrastructure necessary to download music on the Internet. Since the beginning of 1999, our growth has been dramatic. The number of our employees increased from eight on December 31, 1998, to 253 on October 31, 1999. In September 1999, we added over 145 artists and 880 new songs on average each day. During September 1999, visitors to our website viewed over 77 million webpages.

The Three Months Ended September 30, 1999 Compared To September 30, 1998:

Results of Operations

  Net Revenues

      For the three months ended September 30, 1999, net revenues were $4,051,000 consisting of online advertisements (49% of net revenues) on our website, offline advertisements through the distribution of our CD sampler products (41% of net revenues), and the online sale of CDs and music-related merchandise (10% of net revenues). This compares to $277,000 during the same period one year ago, and $1,911,000 during the second quarter of 1999. The increase in net revenues during the third quarter of 1999 over the same period in 1998 was mostly attributable to a significant increase in online banner and sponsorship advertisements, offline advertisements, and CD sales on our website.

      Revenue from online advertising. For the third quarter of 1999, revenues from online advertising were $1,971,000 or 49% of net revenues compared to $233,000 (84% of net revenues) for the comparable period one year ago and $1,264,000 (66% of net revenues) for the second quarter of 1999. Online advertising revenues consist of banner and sponsorship advertisements on our website. The increase in the level of advertising revenue in the third quarter of 1999 when compared to both the third quarter of 1998 and the second quarter of 1999 was primarily due to the expansion of our customer base, increased awareness regarding MP3.com and the mp3 technology, and development and expansion of music and our website’s content. The duration of our banner advertising commitments range from one month to in excess of three years. Sponsorship advertising contracts involve more integration with our website, including the placement of buttons that provide users with direct links to the advertiser’s website.

      Revenue from offline advertising. For the three months ended September 30, 1999, revenues from offline advertising were $1,667,000 (41% of net revenues), compared to zero for the comparable period one year ago and $382,000 (20% of net revenues) during the second quarter of 1999. During the three months ended September 30, 1999, offline advertising revenues consisted of CD sampler products. The increase in offline advertising revenue is primarily due to the recent introduction during the second quarter of 1999 of our CD sampler product.

      Revenue from online sales of CDs and other music-related merchandise. During the third quarter of 1999, revenues from online sales of CDs and other music-related merchandise was $413,000 (10% of net revenues) compared to $44,000 (16% of net revenues) for the comparable period one year ago and $265,000 (14% of net revenues) for the second quarter of 1999. Online e-commerce sales consist of our DAM and compilation CDs and, to a lesser extent, other music-related merchandise. Since these products were released during September 1998, there was minimal revenue from online sales of CDs and music-related merchandise during the period ended September 30, 1998. The increase in online sales of CDs and other music-related merchandise during third quarter of 1999 as compared to the second quarter of 1999 was primarily due to increased musical content available on our website and increased brand awareness. In the future, if the number of visitors to our website continues to grow and the quantity and quality of the musical content available continues to improve, revenue from the online sale of CDs could constitute an increasing portion of total net revenues. In the future, if the number of visitors to our website continues to grow and the quantity and quality of the musical content available continues to improve, revenue from the online sale of CDs could constitute an increasing portion of total net revenues.

  Cost of Revenues

      Cost of revenues for the three months ended September 30, 1999 was $1,687,000 (42% of net revenues) compared to $83,000 (30% of net revenues) during the comparable period one year ago resulting in gross margins of 58% and 70%, respectively. The cost of revenues increased, as a percentage of net revenue, due primarily to increased fulfillment costs associated with increased CD volume, associated with increased bandwidth requirements, royalties to artists, and CD sampler production costs. The gross margin decreased during the third quarter of 1999 when compared to the same period one year ago by increased sales of CD and other music related merchandise. CD and other music related merchandise sales typically have lower associated gross margins than our online and offline advertising products. We anticipate that future gross margins will fluctuate depending on changes in our revenue mix and the timing of our expenditures in website and fulfillment operations.

  Sales and Marketing

      During the three months ended September 30, 1999, sales and marketing expense was $8,897,000 (220% of net revenues) compared to $26,000 (9% of net revenues) during the third quarter of 1998. The increase in sales and marketing expense, both in absolute dollar amounts and as a percentage of net revenue, was primarily due to new marketing programs, substantial increases in sales and marketing payroll and related expenses, a one-time charge related to employee costs, marketing and promotion costs associated with the Alanis Morissette and Tori Amos “5 1/2 Weeks” Summer 1999 tour sponsorship, amortization of prepaid marketing expenses with our arrangements with internationally known artists, and costs associated with the growth of our business. We anticipate that overall sales and marketing expense will increase significantly in the foreseeable future; however, sales and marketing expense as a percentage of net revenues may fluctuate depending on the timing of new marketing programs and the addition of sales and marketing personnel.

      On May 12, 1999, we entered into a three-year agreement with Boutit, Inc., which also does business under the name “No Limit Records.” Under this agreement, we obtained rights to a number of No Limit master recordings. Some of the artists represented by No Limit include Master P and Snoop Dogg, along with other respected platinum-selling artists. No Limit artists also may participate in our chatrooms, display MP3.com signs at concert performances, hold concerts with artists that have posted music on our website and cooperate with us on other promotional activities. We will record all revenues generated under the agreement and will recognize royalty expense (to be included in cost of sales) representing the royalties payable to No Limit. The royalty percentage due to No Limit will vary depending on the source of revenue. No Limit also became a stockholder of MP3.com at the closing of our initial public offering in July 1999. As part of our agreement, we issued 89,285 shares of our common stock in a private placement concurrent with the closing of our initial public offering at the initial public offering price of $28.00. We are amortizing a $2.5 million charge over the term of the agreement to reflect this issuance.

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

  Product Development

      During the third quarter of 1999, product development expense was $2,373,000 (59% of net revenues) compared to $67,000 (24% of net revenues) during the same quarter of 1998. The increase in the level of product development expense, as a percentage of net revenue, was primarily due to increased payroll and related expenses associated with hiring more employees, expensed computer supplies, increased computer equipment depreciation, and costs associated with the growth of our business. We anticipate that overall product development expenses will increase in the foreseeable future; however, product development expenses as a percentage of net revenues may fluctuate depending on the level of future net revenues and the timing of investments in product development and hiring.

  General and Administrative

      General and administrative expense was $3,110,000 (77% of net revenues) during the third quarter of 1999 compared to $38,000 (14% of net revenues) during the same quarter of 1998. The increase in general and administrative expense, both in absolute dollar amount and as a percentage of net revenue, was primarily a result of increased finance and administrative payroll and related expenses, increased legal and accounting expenses, increased facility related cost, the one-time charge associated with the relocation to our new facility, and costs associated with the growth of our business. We anticipate that overall general and administrative expense will increase in the foreseeable future; however, general and administrative expense as a percentage of net revenues may fluctuate depending on the level of future net revenues and the timing of additional investments in general and administrative infrastructure.

  Amortization of Deferred Compensation and Other Stock Based Compensation

      During the three months ended September 30, 1999, we recorded aggregate deferred compensation of $21,030,000 for the grant of stock options which were granted at exercise prices less than the deemed fair value on the grant date. Deferred compensation is being amortized over the vesting period of the options, which is generally four years. Of total deferred compensation, $12,370,000 was amortized to expense during the third quarter of 1999 compared to $83,000 during the comparable period one year ago. The increase is primarily related to the increase in the granting of stock options to newly hired executive management and employees.

  Interest Income (Expense), Net

      Interest income (net of interest expense), during the three months ended September 30, 1999 was $4,517,000 compared to interest expense of $1,000 during the same period of 1998. The interest income during the third quarter of 1999 is directly related to interest income earned on cash and cash equivalent balances, short and long term investments associated with proceeds from the issuance of common stock in connection with our initial public offering in July 1999, the exercise of stock options, and the issuance of Series A, B, and C convertible preferred stock of an aggregate of approximately $423.7 million during 1999. Interest expense during the same period of 1998 is due to interest incurred on a capital lease, partially offset by interest income earned on cash balances.

  Provision For Income Taxes

      Due to the loss from operations for both book and tax purposes, no provision for income taxes was recorded for the three months ended September 30, 1999. For the same period of 1998, we recorded a provision for income taxes of $12,000, related to the amortization of deferred compensation, which is not deductible for income tax purposes.

The Nine Months Ended September 30, 1999

Results of Operations

  Net Revenues

      For the nine months ended September 30, 1999, net revenues were $6,629,000 consisting primarily of the sale of online advertisements (57% of net revenues) on our website, offline advertisements (31% of net revenues) and, to a lesser extent, the online sale of CDs and music-related merchandise (12% of net revenues). The level of net revenues during the first nine months of 1999 reflected increased banner and sponsorship advertisements, the sale of new offline advertising in the form of sponsorship CD samplers and an artist service convention known as the “MP3 Summit” that were introduced during 1999, and CD sales on our website.

      Revenue from online advertising. For the first nine months of 1999, banner and sponsorship advertisements on our website were $3,795,000 (57% of net revenues). Sponsorship advertising contracts involve more integration with our website, including the placement of buttons that provide users with direct links to the advertiser’s website. The increase in the level of advertising revenues is primarily due to an increase in number of advertisers, increased awareness regarding MP3.com and the mp3 technology, and development and expansion of our music content.

      Revenue from offline advertising. For the nine months ended September 30, 1999, revenues from offline advertising were $2,079,000 (31% of net revenues). The increase in offline advertising revenue is primarily due to the initial introduction of our new CD sampler product that did not exist previously, and to a lesser extent, the “MP3 Summit”.

      Revenue from online sales of CDs and other music-related merchandise. Revenue from the online sale of CDs and music-related merchandise was $755,000 (12% of net revenues) during the nine months ended September 30, 1999. Revenue from online sales of CDs and music-related merchandise increased primarily due to increased musical content available on our website and increased brand awareness.

  Cost of Revenues

      Cost of revenues for the nine months ended September 30, 1999 was $2,741,000 (41% of net revenues) representing gross profit as a percentage of sales of 59%. The level of cost of revenues increased, as a percentage of net revenue, due primarily to increased fulfillment costs associated with increased CD volume, bandwidth costs, royalties to artists, CD sampler production costs, costs associated with the MP3 Summit, as well as an increase, as a percentage of net revenues, in CD and other music-related merchandise sales (which typically have lower associated gross margins).

  Sales and Marketing

      Sales and marketing expense for the first nine months of 1999 was $12,114,000 (183% of net revenues). Sales and marketing expense, both in absolute dollar amounts and as a percentage of net revenue, was primarily due to new marketing programs, substantial increases in sales and marketing payroll and related expenses, a one-time charge related to employee costs, marketing and promotions costs associated with the Alanis Morissette and Tori Amos “5 1/2 Weeks” summer 1999 tour sponsorship, the contribution of 100,000 shares of our common stock to the MP3 Foundation, amortization of the No Limit and other internationally known artists prepaid marketing, and the costs associated with the growth of our business.

  Product Development

      Product development expense during the nine months ended September 30, 1999 was $3,375,000 (51% of net revenues). Product development expense, as a percentage of net revenue, was primarily due to payroll and related expenses associated with hiring more employees, expensed computer supplies, computer equipment depreciation and the costs associated with the increase in our size.

  General and Administrative

      General and administrative expense during the first nine months of 1999 was $5,021,000 (76% of net revenues). General and administrative expense, both in absolute dollar amount and as a percentage of net revenue, was primarily a result of finance and administrative payroll and related expenses, legal and accounting expenses, facility related costs, the charge associated with the relocation to our new corporate facility and costs associated with the increase in our infrastructure.

  Amortization of Deferred Compensation and Other Stock Based Compensation

      During the nine months ended September 30, 1999, we recorded aggregate deferred compensation of $39,218,000 for the grant of stock options that were granted at exercise prices less than the deemed fair value on the grant date, resulting in amortization of deferred compensation of $15,465,000. Additionally, in connection with the sale of preferred stock to a director of MP3.com, we recognized the intrinsic value of $369,000 as stock based compensation during the nine months ended September 30, 1999.

  Interest Income (Expense), Net

      Interest income (net of interest expense) during the first nine months of 1999 was $4,837,000 resulting from interest incurred on cash and cash equivalent balances and short and long-term investments in marketable securities partially offset by interest expense associated with a capital lease. Net interest income during the nine months ended September 30, 1999 was a result of an increase in cash associated with approximately $423.7 million in proceeds from the issuance of Series A, B, and C convertible preferred stock, issuance of common stock in connection with our initial public offering during July 1999 and the exercise of stock options.

  Provision For Income Taxes

      There was no provision for income taxes due to the loss before income taxes during the first nine months of 1999.

Liquidity and Capital Resources

  Overview

      To date, our operations have been financed from internally generated cash, the sale of convertible preferred stock in 1999, the proceeds from our initial public offering and, to a lesser extent, capital equipment lease arrangements and equipment financing through our line of credit with Imperial Bank. As of September 30, 1999, we had approximately $166.7 million in cash and cash equivalents and short-term investment grade investments of $279.8 million. Additionally, a $3,000,000 line of credit with Imperial Bank with a sub-limit of $1,500,000 for equipment financing was available to fund our operations. Borrowings under the line of credit accrue interest at the bank’s prime rate plus 1% (9.25% as of September 30, 1999), mature in February 2000, and are secured by most of our assets. We are required to comply with debt covenants, the most restrictive of which is a minimum liquidity ratio which requires MP3.com to maintain a cash balance of two times current liabilities plus all bank debt or a cash balance equal to six months historical cash spending. Currently, due to our cash balance after our initial public offering during July 1999, we do not believe the debt covenants will place limitations on our growth strategy. As of September 30, 1999, we were in compliance with all debt covenants. As of September 30, 1999, there was approximately $1.2 million outstanding under the line of credit’s equipment financing sub-limit. This indebtedness requires monthly payments of interest only through August 1999, at which time the outstanding principal amount for the equipment sub-limit will be converted into a three-year fully amortizing term loan with the bank.

  Operating Activities

      Net cash provided by operating activities during the nine months ended September 30, 1999 was approximately $37.8 million and consisted primarily of the following:

•	net loss of approximately $27,619,000;

•	amortization of deferred compensation and other stock based compensation of approximately $16,970,000;

•	amortization of prepaid marketing costs of approximately $2,524,000;

•	charge associated with employee costs of approximately $1,241,000;

•	charge associated with the relocation of our facilities of approximately $815,000;

•	an increase in accounts and unbilled receivables of approximately $2,232,000;

•	an increase in prepaid expenses and other assets of approximately $6,040,000;

•	an increase in accounts payable and accrued expenses of approximately $6,487,000; and

•	an increase in deferred revenue of approximately $45,320,000.

  Investing Activities

      Cash used in investing activities during the nine months ended September 30, 1999 was approximately $298.4 million consisting primarily of property and equipment expenditures of $8,248,000, net purchases of short and long-term investment grade investments of $284,841,000, and purchases of equity investments of approximately $3,325,000.

  Financing Activities

      Cash provided by financing activities during 1999 was approximately $427,199,000, and consisted primarily of proceeds from the issuance of common stock in connection with our initial public offering during July 1999s the exercise of stock options and the issuance of Series A, B, and C convertible preferred stock.

      We have no material financial commitments other than obligations under our credit facilities and operating leases. We expect to substantially increase expenditures for applications including:

•	computer equipment and furniture and fixtures associated with new employees and facility expansion;

•	website computer equipment;

•	product fulfillment equipment, infrastructure and new employees;

•	bandwidth and networking equipment and infrastructure;

•	additional sales and marketing employees;

•	equipment and additional employees related to product development;

•	increased promotion and branding efforts;

•	investments in entities with whom we have collaborative arrangements; and

•	development and acquisition of content.

Capital requirements in any particular period will depend on the timing of these expenditures.

  Recent Events

      During November 1999, we entered into an agreement with an internationally known CD manufacturer and fulfillment company (the “Supplier”) whereby the Supplier will perform various manufacturing and fulfillment services for MP3.com for 10 years. In connection with execution of the supply agreement with the Supplier, MP3.com purchased 1,500,000 shares of the Supplier’s common shares and a warrant for 1,780,000 shares of common shares for approximately $13.3 million. The common shares purchased are subject to a restriction for one year. The warrant expires in October 2003 and the exercise price is Cn$15.00 per share. The Supplier is a publicly traded company on the Toronto Stock Exchange, Montreal Exchange, and NASDAQ. Additionally, the Supplier entered into an advertising agreement with MP3.com whereby MP3.com will deliver various advertising products through March 2001 and receive $1.5 million during the term of the advertising agreement.

  Future Capital Requirements

      We believe that our cash and cash equivalent balances, short and long-term investments in marketable securities, funds available under our existing line of credit reduced by our financing commitment to the Cox Interactive Media joint venture will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

Year 2000 Readiness Disclosure

      Many existing computer programs cannot distinguish between a year beginning with "20” and a year beginning with "19” because they use only the last two digits to refer to a year. For example, these programs cannot tell the difference between the year 2000 and the year 1900. As a result, these programs may malfunction or fail completely.

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

      We have assessed the corporate systems and operations that we believe could be affected by the year 2000 problem. We have focused our year 2000 review on three areas:

•	information technology infrastructure;

•	non-information technology systems; and

•	third-party compliance.

  Information Technology Infrastructure

      Because our consumer and business systems are essential to our business, our year 2000 team has assessed and evaluated our information technology systems, including our computers, hardware, and software systems. As the team has identified critical computer, hardware, or software information technology systems that require replacement, upgrade, or modification, we have made the required replacement, upgrade, or modification immediately. We use the following information technology for our internal infrastructure:

•	website and Internet ordering systems;

•	main enterprise software systems, including those used for music delivery, production, shipping, and accounting;

•	individual workstations, including personal computers; and

•	networking related hardware and software systems.

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

  Non-Information Technology Systems

      Some non-information technology systems used in our business, including air conditioning, fire sprinkler and telephone systems, our facility’s security system, the security system for our facility’s campus, and other equipment, may contain software that is vulnerable to year 2000 problems. The year 2000 problem could cause failures in these systems which could disrupt our operations. We have assessed the year 2000 readiness of many of these systems and equipment and have determined that all significant non-information technology systems are year 2000 compliant.

  Third-Party Compliance

      Our material third party business relationships include:

•	customers who place orders for products using the Internet;

•	our Internet service providers; and

•	vendors and suppliers who provide the goods that we offer to our customers.

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

      Year 2000 disruptions in the systems or equipment used by our suppliers could result in our customers being unable to obtain products and services in a timely manner. We have reviewed our vendors’ year 2000 compliance plans and statements, and have determined most all are year 2000 compliant.

  Most Reasonable Worst Case Scenario

      It is possible that year 2000 problems could disrupt one or more of the following:

•	customers’ access to the Internet and their ability to place orders using our website (we believe this is more likely for international customers than domestic customers);

•	artists’ uploading of music content to our website;

•	the fulfillment of customer orders; and

•	credit card transactions.

      In the first case, there is no alternative technology available known to us which would allow us to continue to run our business. In the last three cases, there is a less efficient higher cost alternative which would allow us to continue to run our business. In any event, any of these alternatives would result in increased costs, reduced revenues or service delays, which would increase our operating losses. Extended disruptions may impact both short-term and long-term customer and supplier relationships and further impact our future profitability.

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

  Contingency Plan

      In addition to the less efficient higher cost alternatives discussed above, we are currently developing contingency plans to be implemented if we encounter year 2000 problems. We have completed these plans. However, notwithstanding these plans and the other efforts of our year 2000 team, we cannot assure you that we will be year 2000 ready, or that year 2000 problems will not adversely affect our business, financial condition and results of operations.

Risks Related To Our Business Model

Our Business Model Is Not Typical Of Traditional, More Established Business Enterprises And May Not Generate Sufficient Revenues For Our Business To Survive.

      Our model for conducting business and generating revenues is new and unproven and may evolve rapidly. Our business model depends upon our ability to generate revenue streams from multiple sources through our website, including:

•	website advertising fees from third parties;

•	online sales of CDs and music-related merchandise;

•	promotional activity fees; and

•	marketing our artist and consumer information.

      Since our business revenue may evolve rapidly, these sources of revenue may change or increase or decrease in importance, as well. It is uncertain whether a music-based website that relies on attracting people to learn about, listen to and download music, mostly from lesser-known artists, can generate sufficient revenues to survive. We cannot assure you that this business model will succeed or will be sustainable as our business grows. In order for our business to be successful, we must not only develop services that directly generate revenue, but also provide content and services that attract consumers to our website frequently. We will need to develop new offerings as consumer preferences change and new competitors emerge. We cannot assure you that we will be able to provide consumers with an acceptable blend of products, services, and informational and community offerings that will attract consumers to our website frequently. We provide many of our products and services without charge, and we may not be able to generate sufficient revenue to pay for these products and services. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable.

We Are Competing In A New Market Which May Not Develop Or Where We May Fail To Gain Market Acceptance For Our Products And Services.

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

Rapid Growth In Our Operations And Infrastructure Is Placing A Significant Strain On Our Resources, And Failure To Manage This Growth Effectively Could Disrupt Our Operations And Prevent Us From Generating The Revenues We Expect.

      We currently are experiencing a period of rapid expansion in our website traffic, personnel, facilities and infrastructure. For example, the number of daily visitors to our website increased approximately 89% from December 1998 to September 1999. Our number of employees increased from eight on December 31, 1998 to 253 on October 31, 1999. We expect further significant expansion will be required to address potential growth in our artist and consumer bases, the breadth of our product and service offerings, and other opportunities. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Our Continued Reliance On Revenue From Online Advertising May Not Provide Sufficient Financial Returns For Our Business To Grow Or Survive.

      Although our business model contemplates multiple sources of revenue, we anticipate that in the foreseeable future we will depend substantially on revenue from online advertising. In 1998, revenue from online advertising accounted for 91% of our net revenues, and in the third quarter of 1999 accounted for 49% of our net revenues. We currently depend on a small group of customers for our revenue from online advertising. In the third quarter of 1999, one customers accounted for approximately 12% of net revenues, and our top ten customers accounted for approximately 54% of net revenues. If any of these important customers were to leave us, our business could be harmed. If we do not increase revenue from online advertising, our business may not grow or survive. Increasing our revenue from online advertising depends largely on our ability to:

•	conduct successful selling and marketing efforts aimed at advertisers;

•	increase the size of our sales force;

•	increase the size of the MP3.com audience by increasing both our artist and consumer bases;

•	increase the amount of revenues per advertisement;

•	target advertisements to appropriate segments of our audience; and

•	measure accurately the size and demographic characteristics of our audience.

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

Development Of New Standards For The Electronic Delivery Of Music May Diminish Our Brand Identity And Disrupt The Way We Do Business.

      We currently rely on mp3 technology for both brand identity and as a delivery method for the digital distribution of music. Mp3 is an open standard adopted by the Moving Picture Experts Group that makes music files smaller. We do not own or control mp3 technology. The onset of competing industry standards for the electronic delivery of music could significantly affect the way we operate our business as well as the public’s perception of MP3.com as a company. For example, some of the major recording studios have recently announced a plan to develop a universal standard for the electronic delivery of music, called the

Secured Digital Music Initiative, or SDMI, and have announced their intention to make this delivery method available by the end of 1999. In addition, major corporations including Microsoft Corporation, IBM Corporation, AT&T Corp. and Sony Corporation have launched efforts to establish proprietary audio formats that will compete with the mp3 format. Some competitive formats offer security and features that track the number of copies made. The mp3 technology we currently use does not offer these features. These features are especially popular among groups associated with the traditional music industry, and are being promoted by some of our competitors. Widespread industry and consumer acceptance of any of these audio formats could significantly harm our business if we are unable to adapt and respond to these changing standards. Although we are not tied exclusively to the use of mp3 technology or to any other specific standard for the electronic delivery of music, if a proprietary, or closed, music delivery format receives widespread industry and consumer acceptance, we may be required to license additional technology and information from third parties in order to adopt that format. We cannot assure you that this third-party technology and information will be available to us on commercially reasonable terms, if at all. Any failure to obtain any of these technology and information licenses or to successfully reconfigure our music library to support these technologies could prevent us from making our music available in the most widely accepted formats, which could make our offerings less popular or inaccessible to both consumers and artists and thus harm our business.

MP3 Technology Is Controversial Within The Traditional Music Industry And May Face Continued Opposition, Which May Negatively Affect The Perception Of Our Business, Lead To Market Confusion, Alienate Advertisers And Consumers And Reduce Our Revenue.

      The traditional music industry has not embraced the development of the mp3 format to deliver music, in part because users of mp3 technology can download and distribute unauthorized or “pirated” copies of copyrighted recorded music over the Internet. Although our business model for the digital distribution of music can support more than one audio compression format and method of delivery, and is intended to discourage music piracy and ensure that only legitimate music is posted on our website, our brand identity is currently linked to the mp3 technology. As a result, we may face opposition from a number of different music industry sources including record companies and studios, the Recording Industry Association of America and established artists with record contracts, due to our current brand identity and its potentially negative associations. In addition, adverse news or events relating to mp3 technology may lead to confusion in the public markets regarding our company and its prospects, alienate advertisers and consumers, reduce revenues and harm our overall financial results.

Without The Continued Development And Maintenance Of The Internet And The Availability Of Increased Bandwidth To Consumers, Our Business May Not Succeed.

      Given the online nature of our business, without the continued development and maintenance of the Internet infrastructure, we could fail to meet our overall strategic objectives and ultimately fail to generate the website traffic and revenues we expect. This continued development of the Internet includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products including high speed modems, for providing reliable Internet access and services. Because global commerce on the Internet and the online exchange of information is new and evolving, we cannot predict whether the Internet will prove to be a viable commercial marketplace in the long term. The success of our business will rely on the continued improvement of the Internet as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of music. Our business will depend on the ability of our artists and consumers to continue to upload and download mp3 and other music files, as well as to conduct commercial transactions with us, without significant delays or aggravation that may be associated with decreased availability of Internet bandwidth and access to our website. Our penetration of a broader consumer market will depend, in part, on continued proliferation of high speed Internet access. Even compressed in mp3 format, a typical three minute song file can occupy more than three megabytes of storage space. This file could take as much as two minutes to download over an xDSL or cable modem compared to 10 to 20 minutes over a conventional 56Kbps modem. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increased users or bandwidth requirements may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. This might include outages and delays resulting from the “year 2000” problem. These outages and delays could reduce the level of Internet usage as well as the level of traffic, and could result in the Internet becoming an inconvenient or uneconomical source of music and music-related products and services. The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable commercial marketplace for the products or services that we offer.

We May Have Difficulty Competing For Or Executing Business Partnerships And Making Acquisitions That We May Need To Expand Our Content And Distribution Channels, Which Could Impair Our Overall Strategic Goals.

      Our business strategy includes entering into business partnerships and may include acquiring complementary businesses, technologies, content or products. For example, in June 1999 we entered into a joint venture with Cox Interactive Media to create and operate music-related websites. We cannot assure you that this joint venture or any other business partnership will be successful. In addition, in July 1999 we entered into an agreement with Groupe Arnault under which Groupe Arnault had an exclusive right through December 1999 to negotiate the terms of a joint venture with us covering the territories of Europe and Asia which was extended until November 18, 1999. We cannot guarantee that we and Groupe Arnault will establish this joint venture or that, if established, this joint venture will be successful and provide us with desired international presence or branding. We may be unable to complete suitable business partnerships and acquisitions on commercially reasonable terms, if at all. We expect to face competition for business partnership and acquisition candidates and sponsorships. This competition could impair our ability to successfully pursue these aspects of our business strategy. Business partnerships or acquisitions could disrupt our ongoing business, distract our management and employees and increase our expenses. If we acquire a company, we could face difficulties assimilating that company’s personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and lack of integration into our existing operations. If we finance the acquisitions by incurring debt or issuing equity securities, this could dilute our existing stockholders. Any amortization of goodwill or other assets, or other charges resulting from the costs of acquisitions, could adversely affect our operating results.

Financial Risks

Our Quarterly Revenues And Operating Results Are Not Indicative of Future Performance And Are Difficult To Forecast, And Our Stock Price May Fall If Our Performance Does Not Meet Analysts’ Or Investors’ Expectations.

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

We Expect Net Losses In The Future And May Never Achieve Profitability, Which May Cause Our Stock Price To Fall.

      In 1998, we had a net loss of approximately $360,000. During the first nine months of 1999, we had a net loss of approximately $27.6 million. We expect substantial net losses and negative cash flow for the foreseeable future. We believe it is critical to our long term success that we continue to develop MP3.com brand awareness and loyalty through marketing and promotion, expand our artist and consumer networks, develop our online content and expand our other services. We expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve or sustain profitability and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Unless We Obtain Additional Financing, We May Not Be Able To Meet Our Strategic Business Objectives.

      Our available cash and equivalents and short and long-term investments in marketable securities are expected to be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds in order to:

•	finance unanticipated working capital requirements;

•	develop or enhance existing services or products;

•	fund distribution relationships;

•	respond to competitive pressures; or

•	acquire complementary businesses, technologies, content or products.

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

Our Stock Price and Trading Volume Has Been And May Continue To Be Extremely Volatile.

      The trading price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates by securities analysts;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	additions or departures of key personnel;

•	sales of common stock; and

•	other events or factors, may of which are beyond our control.

      In addition, the stock market in general, and the Nasdaq National Market and the stock prices of Internet-related companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, financial condition and the market price of our common stock.

Substantial Future Sales of MP3.com’s Common Stock in the Public Market Could Cause Its Stock Price to Fall.

      Sales of a large number of shares of our common stock in the public market or the perception that such sales could occur could cause the market price of our common stock to drop. As of September 30, 1999, we have 68,376,920 shares of common stock outstanding, of which approximately 10,350,000 shares are freely transferable without restriction or registration under the Securities Act of 1933, unless such shares are held by our affiliates, as that term is defined in Rule 144 under the Securities Act. The officers and directors and all of our existing stockholders have agreed with Credit Suisse First Boston or have otherwise agreed with us not to sell or otherwise dispose of any of their shares until January 17, 2000.

      However, Credit Suisse First Boston may, in its sole discretion, at any time without notice, release all or any portion of the shares subject to lock-up agreements. Sales of common stock by existing stockholders in the public market, or the availability of such shares for sale, could adversely affect the market price of the common stock.

      In July 1999 we filed a registration statement on Form S-8 with the Securities and Exchange Commission covering the 7,606,781 shares of common stock reserved for issuance under our 1998 Equity Incentive Plan and 1999 Employee Stock Purchase Plan and for options issued outside such plans. On January 17, 2000 at least 1,780,000 shares, most of which have been exercised on or before September 30, 1999, will no longer be restricted under the lock-up agreements. These shares could be freely transferable without restriction or registration under the Securities Act of 1933, unless such shares are held by our affiliates, as that term is defined in Rule 144 under the Securities Act. Sales of a large number of shares could have an adverse effect on the market price for our common stock.

      On January 17, 2000, holders of 34,536,187 shares of common stock, of which 17,088,152 have certain registration rights, will be released from their lock-up agreements with Credit Suisse First Boston Corporation. These shares could become available for sale in the public market under Rule 144 or Rule 701. Additionally, 10% of the 3,347,233 shares purchased by Arkaro Holding B.V. will be available to sale to the public market on January 21, 2000, with an additional 10% becoming eligible on the 21st day of each of the next five months. If such holders, by exercising either their registration rights or their rights under Rule 144 or Rule 701, cause a large number of securities to be registered and/or sold in the public market, such sales could have an adverse effect on the market price for our common stock. If we were to include in a company-initiated registration shares held by such holders pursuant to the exercise of their registration rights, such sales may have an adverse effect on our ability to raise needed capital.

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

      We plan to use consumer data to expand, refine and target our marketing and sales efforts. We collect most of our data from users who report information to us as they conduct transactions on our website. If a large proportion of users impede our ability to collect data or if they falsify data, our marketing and sales efforts would be less effective since advertisers generally require detailed demographic data on their target audiences. In addition, laws relating to privacy and the use of the Internet to collect personal information could limit our ability to collect data and utilize our database. Failure to collect accurate and useful data could result in a substantial reduction in advertising revenues, which represented 89% of our total revenues during the first nine months of 1999. Because we use e-mail for direct marketing, any legislative or consumer efforts to regulate unsolicited bulk e-mails, commonly referred to as “spam,” as well as other laws regulating the use of e-mail, could significantly impair our sales and marketing efforts and our associated advertising revenue.

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

Risks Related To Operations

Our Business Operations Could Be Significantly Disrupted If We Lose Members Of, Or Fail To Properly Integrate, Our Management Team.

      Our future performance will be substantially dependent on the continued services of our management and our ability to retain and motivate them. The loss of the services of any of our officers or senior managers could harm our business. We do not have long-term employment agreements with any of our key personnel, other than our Chief Executive Officer, and we do not maintain any “key person” life insurance policies except on our Chief Executive Officer. Almost all of our management team joined MP3.com in 1999. Since the completion of our initial public offering in July 1999, we have experienced turnover in our management team, and we may continue to experience turnover. Most of these individuals have not previously worked together and are currently being integrated as a management team. If our senior managers are unable to work effectively as a team, our business operations could be significantly disrupted.

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

      Since our data warehousing, web server and network facilities are all located in Southern California, an earthquake or other natural disaster could affect all of our facilities simultaneously. An unexpected event like a power or telecommunications failure, fire, flood or earthquake at our on-site data warehousing facility or at either of our two Internet service providers’ facilities could cause the loss of critical data and prevent us from offering our services to artists and consumers. Our business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our web server and network systems, and connect us to the Internet. A failure by any of these third parties to provide these services satisfactorily would impair our ability to access archives and operate our website.

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

Year 2000 Problems Could Lead To Malfunctions Of Our Computer And Communications Systems, And Prevent Us From Running Our Business.

      Many existing computer programs cannot distinguish between a year beginning with “20” and a year beginning with “19” because they use only the last two digits to refer to a year. For example, these programs cannot tell the difference between the year 2000 and the year 1900. As a result, these programs may malfunction or fail completely. If we or any third parties with whom we have a material relationship fail to achieve year 2000 readiness, our business may be seriously harmed. In particular, year 2000 problems could temporarily prevent us from offering our goods and services.

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

We May Be Liable To Third Parties For Music, Software And Other Content That Is Available On Our Website And On the CDs We Distribute.

      We may be liable to third parties for the content on our website and on the CDs we distribute:

•	if the music, text, graphics, software or other content on our website or CDs violates their copyright, trademark, or other intellectual property rights;

•	if our artists violate their contractual obligations to others by providing content on our website or CDs; or

•	if anything on our website or CDs is deemed obscene, indecent or defamatory.

      We may also be liable for anything that is accessible from our website through links to other websites. We attempt to minimize these types of liability by requiring representations and warranties relating to our artists’ ownership of and rights to distribute and submit their content and by taking related measures to review content on our website and on our CDs. However, alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management’s attention away from our business. See “Business — Intellectual Property.”

We May Not Be Able To Prevent Others From Using Our Trademarks, Copyrights, Software And Other Intellectual Property Assets. If Others Do Use These Assets, Their Value To Us, And Our Ability To Use Them To Generate Revenue, May Decrease.

      Our intellectual property includes our trademarks and copyrights, proprietary software, and other proprietary rights. We believe that our intellectual property is important to our success and our competitive position, and we try to protect it. However, our efforts may be inadequate. We do not have a registered trademark for the “MP3.com” name and may not be able to prevent others from using “mp3” or “MP3.com.” Use of the “MP3.com” name by others could dilute our brand identity and confuse the market. In addition, our ability to conduct our business may be harmed if others claim we violate their intellectual property rights. For example, Sightsound.com, Inc. has asserted that many online music providers, including MP3.com, violate patent rights that it allegedly owns covering the sale of music over the Internet through digital downloads. If successful, these claims, or similar claims by others, could seriously harm our business by forcing us to cease using important intellectual property or requiring us to pay monetary damages. Even if unsuccessful, these claims could harm our business by damaging our reputation, requiring us to incur legal costs and diverting management’s attention away from our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain a portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations.

      Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at December 31, 1998 or September 30, 1999.

      The following table presents the fair value balances of our cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 1999 (dollars in thousands):

	1999	2000	2001

Cash equivalents	$160,871,000	$—	$—

Average interest rates	5.40%

Shot term investments	$—	$279,851,000	$—

Average interest rates		5.87%

Long term investments, excluding equity investments	$—	$—	$4,971,000

Average interest rate			6.31%

      We did not hold derivative financial instruments as of September 30, 1999, and we have never held such instruments in the past. In addition, we had outstanding debt as of September 30, 1999 of approximately $1.2 million.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Uses of Proceeds

Changes in securities

      On July 16, 1999, the Company filed an amendment to and restatement of the Company’s Certificate of Incorporation effecting a three-for-two stock split of the Company’s outstanding common stock and adopting certain anti-takeover and stockholder protection mechanisms.

      On July 28, 1999, the Company filed an amendment to and restatement of the Company’s Certificate of Incorporation removing all references to the Company’s Series A, B and C preferred stock.

Recent Sales of Unregistered Securities

      On May 12, 1999, the Company and Boutit, Inc., d/b/a No Limit Records, entered into a strategic partnership pursuant to a binding Memorandum of Agreement. Pursuant to this agreement, No Limit is bound to provide website content to the Company and perform promotional and other activities and the Company issued 89,286 shares of common stock to Boutit, Inc., an accredited investor, at $28.00 per share in a private placement concurrent with the closing of the Company’s IPO. The Company relied upon the exemption provided by Section 4(2) under the Securities Act and Regulation D promulgated thereunder.

Use of Proceeds

      The effective date of the Company’s first registration statement on Form S-1 under the Securities and Exchange Act of 1933 (No. 333-78545) relating to the Company’s initial public offering of its common stock, was July 20, 1999. A total of 13,697,233 shares of the Company’s common stock in the aggregate were sold at a price of $28.00 per share to (i) an underwriting syndicate led by Credit Suisse First Boston, Hambrecht & Quest, and BancBoston Robertson Stephens, Inc. and (ii) Arkaro Holding B.V. The offering commenced on July 21, 1999, and closed on July 26, 1999. The initial public offering resulted in gross proceeds of approximately $383.5 million, of which $20.3 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.9 million. Net proceeds to the Company were $361.3 million. From the time of receipt through September 30, 1999, the net proceeds were all applied to temporary investments in corporate commercial paper and notes, municipal bonds and notes.

Item 4. Submission of Matters to a Vote of Security Holders

      During the quarter ended September 31, 1999, the Company solicited the consent of stockholders for the following matters:

(1) On July 13, 1999, in an action by written consent, the Stockholders approved an amendment to the Company’s Certificate of Incorporation to become effective prior to the Company’s IPO effecting a stock split, approved an amendment to the Company’s Certificate of Incorporation to become effective after the Company’s IPO removing all references to the series A, B and C preferred stock, and approved an amendment to the Company’s bylaws. Stockholders holding 25,337,010 shares of common stock and 14,736,000 shares of preferred stock consented to this action;

(2) On July 13, 1999, in an action by written consent, the Stockholders approved an amendment to the Company’s 1998 Equity Incentive Plan and approved the Company’s 1999 Employee Stock Purchase Plan and related offering documents. Stockholders holding 27,642,811 shares of common stock and 14,736,000 shares of preferred stock consented to this action; and

(3) On July 20, 1999, in an action by written consent, the Stockholders approved an amendment to the Company’s Certificate of Incorporation amending the Company’s 1998 Stock Option Plan to reduce the minimum exercise price for incentive stock options to 50% of the fair market value of the Company’s Common Stock on the date of grant. Stockholders holding 27,324,061 shares of common stock and 10,987,012 shares of preferred stock consented to this action.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:

Exhibit 10.1 —	Sublease by and between the Company and ADC Wireless Systems, Inc dated as of July 22, 1999.

           Exhibit 27.1 — Financial Data Schedule

      (b)  Reports on Form 8-K:

           None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MP3.com, Inc.
(Registrant)

Date:  November 12, 1999

By:	/s/ PAUL L.H. OUYANG

Paul L.H. Ouyang
Executive Vice President and
Chief Financial Officer
(Authorized Officer)
(Principal Financial and Accounting Officer)