Form 10-K405
period 1999-12-31
MP3 COM INC
filed 2000-03-30
CIK 1078073

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to               .

Commission File Number 000-26697

MP3.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0840026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4790 Eastgate Mall, San Diego, CA	92121-1970
(Address of principal executive offices)	(Zip Code)

(858) 623-7000

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price for the Common Stock as quoted by the Nasdaq Stock Market as of March 1, 2000 was approximately $367,579,876.*

As of March 1, 2000 there were 68,426,730 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s proxy statement filed in connection with the solicitation of proxies for its 2000 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K. Certain Exhibits filed with the Registrant’s Registration Statement Form S-1 (333-78545) and Form 10-Q for the quarter ended September 30, 1999 are incorporated by reference into Part IV of this Form 10-K.

*  Excludes 45,979,104 shares of Common Stock held or beneficially held by directors and executive officers and stockholders whose ownership exceeds ten percent of the shares outstanding on March 1, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

PART I

This document contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions and reflect our expectations and assumptions as of the date of this annual report based on currently available operating, financial and competitive information.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events or results, levels of activity, performance or achievements, all of which may differ materially. We urge you to carefully review and consider the various disclosures made by us which attempt to describe some of the factors which affect our business and may cause such material differences, including without limitation the disclosures made under the caption “Risk Factors” and elsewhere in this annual report on Form 10-K.

Neither our company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements made in this document. Also, we are under no obligation, and we assume no obligation, to update any of the forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1. Business

Overview

MP3.com is pioneering a revolutionary approach to the promotion and distribution of music. Our web site has grown into a premier online music destination for Internet users around the world. We use the Internet and file formats that make music files smaller to enable a growing number of artists to distribute and promote their music worldwide and to enable consumers to conveniently access this expanding music catalog. As of March 1, 2000, our web site contained over 346,000 songs from over 56,000 artists, which we believe represents one of the largest collections of digital music available on the Internet. Consumers can search for, listen to and download music free of charge.

In addition to the wide variety of music available on our web site, consumers have a substantial amount of music already in their personal music collections that they want to access, manage and listen to in a variety of ways. Just as consumers use an Internet service provider as the central mechanism through which they interact with the Internet, individuals are increasingly looking for one central resource, or a “Music Service Provider” (or “MSP”), that allows them to access, manage and listen to all of their music. In January 2000, we launched the foundation of our Music Service Provider initiative, our upgraded “My.MP3.com” service. The My.MP3.com service allows users to place their CDs and favorite MP3.com artist tracks online, organize their music and receive personalized music services. In order to maintain our position as the premiere Music Service Provider, we intend to work through strategic partnerships with leading web sites, application developers, device manufacturers, wireless carriers and connectivity providers to enable our users to access their music anytime, anywhere, on any web-enabled device or application.

We generate revenues from online advertising, offline advertising and electronic commerce. For the year ended December 31, 1999, 93.5% of our revenues was from the sale of advertising. We sell CDs online, both fully-packaged albums created by artists sold through our Digital Automatic Music system, which we call “DAM CDs,” and albums we compile featuring the work of multiple artists, which we call “compilation CDs.” We also receive revenue from advertisers for their sponsorship of CD samplers, which are distributed free of charge to consumers and contain collections of music. Although our My.MP3.com service is currently free to our users, we may eventually charge customers a subscription or access fee for such service.

      Our unique business model provides the following advantages for artists and consumers:

•	creates an easy and convenient way for consumers to listen to, download, manage and purchase music;

•	lowers dramatically the costs for artists to promote and distribute their music;

•	enables artists to reach a large number of consumers worldwide;

•	enables consumers to discover local and lesser-known artists in ways not available through traditional music retailers and labels; and

•	facilitates direct communication between fans and artists.

We believe that large numbers of artists and consumers are drawn to MP3.com because they have been historically under-served by the traditional music industry. We expect to continue introducing new products and services designed to meet their entertainment, electronic commerce, communications, business and information needs.

We have formed several strategic relationships that we believe will help increase our music content, brand awareness and electronic commerce opportunities and facilitate our users’ ability to access their music anytime, anywhere. In May 1999 we entered into a three year license and promotion agreement with Boutit, Inc., also known as “No Limit Records,” which represents platinum-selling artists including Master P and Snoop Dogg. In June 1999, Cox Interactive Media, Inc. invested $45 million in us and formed a joint venture with us. Additionally, in July 1999, Groupe Arnault agreed to purchase an aggregate of $150 million in advertising, promotion and marketing services from us over a three year period. In a separate agreement, a subsidiary of Groupe Arnault purchased approximately five percent of our common stock as part of our initial public offering.

In November 1999, we outsourced exclusively to Cinram International, Inc. our just-in-time DAM CD production and fulfillment process, as well as the production and fulfillment of our other promotional CD products. In December 1999, we entered into an agreement with Visitalk.com, Inc. to enable MP3.com’s artists and consumers to communicate and collaborate online using real-time voice and video. The strategic relationship we formed with PortalPlayer, Inc. in February 2000 is expected to facilitate the integration of our content with next generation Internet protocol, or “IP” enabled consumer electronics devices.

Our Industry

Recorded Music Industry

Music is one of the most popular forms of entertainment in the world. Music is also big business. According to the International Federation of the Phonographic Industry, worldwide sales of recorded music were $38.7 billion in 1998, 34% of which were in the U.S.

The structure and functionality of the music industry has remained relatively unchanged for many years. Artists are generally required to sign exclusive contracts with record labels, which in turn develop, distribute and promote their music. In addition, the major record labels, as well as a few “independent” labels, control to a large extent the type and quantity of recorded music available to consumers.

This existing system limits artists and consumers in the following ways:

•	Few artists can sell enough music to cover the high distribution and promotion costs. These costs include producing CDs and tapes, inventory and retail chain management, as well as television, print and radio promotions and public relations efforts.

•	The majority of artists can only reach limited audiences due to finite shelf space at retailers and limited airtime on radio and television stations, thus limiting the choices available to consumers.

•	In order to protect the record companies’ investment, artists must generally commit to multi-year, multi-album contracts. These contracts typically give the record company rights to and control of the artist’s music, including all digital rights.

•	There is very little communication and exchange of information between artists and consumers. For example, artists do not readily know who is buying their music or how to contact them, and consumers often do not have an opportunity to interact directly with their favorite artists.

Because of these limitations, the number of artists served by the existing music distribution system is small compared to the universe of musicians with commercial aspirations. According to a recent Gallup poll, approximately 23% of the U.S. population, or 62 million people, are active music-makers. In addition, according to the National Association of Music Merchants, approximately 62% of U.S. households contain an amateur musician. These musicians represent a broad spectrum of artists including hobbyists, amateurs, semi-professional and professional musicians.

The Internet and Portable Electronic Devices

The Internet has emerged as a global platform that allows millions of people to share information, communicate, conduct business and be entertained. The Computer Industry Almanac estimates that the number of Internet users worldwide will grow from approximately 181 million users in 1998 to 349 million by the end of 2000. The Internet has become an attractive medium for advertising and direct marketing because it allows for the collection of key demographic data from consumers. Advertisers can better target individuals based on their Internet use and buying patterns, causing a sharp increase in online advertising and direct marketing opportunities. Jupiter Communications estimates that the dollar volume of online advertising will increase from $2.1 billion in 1998 to $8.8 billion in 2002 and online direct marketing will increase from $190 million in 1998 to $1.3 billion in 2002.

As users’ online time increases, more and more are transitioning to the convenience of faster Internet connections, upgrading from 28.8 Kbps modems to cable, xDSL and ISDN modems. According to Jupiter Communications, the number of subscribers using cable, xDSL or ISDN modems is projected to increase from one million in 1998 to 10.5 million in 2002.

Several recent technological developments have focused on providing wireless access to the Internet. Microsoft Corporation, Lucent Technologies, Nokia Corporation, Sprint Communications Company, Palm, Inc., Motorola, Inc. and others have introduced technologies that integrate computer chips into portable consumer handheld devices that enable wireless access to the Internet. Many of these devices either are or will be enabled with audio capabilities. According to industry sources, (i) 80% of all mobile phones expected to be shipped in the U.S. over the next two years are expected to include a web browser; (ii) the 1.8 million U.S. subscribers to wireless data in 1999 is expected to grow to nearly four million subscribers by the end of 2000; and (iii) by 2003 there will be one billion mobile devices in the world that are enabled with wireless access to the Internet. International Data Corporation estimates that as many as 40 million of these devices will be used for Internet access in the U.S. alone.

Digital Music

In recent years, consumers have increasingly used their computers to play music. Dataquest estimates that in 1998, 30% of U.S. households had multimedia PCs with a sound card, speakers and either a CD-ROM or DVD-ROM drive. Consumers can now play CDs on their computers with the ease and fidelity formerly associated only with stereo systems. However, music files that exist on physical CDs are very large and, until fairly recently, inhibited users’ ability to store and transfer music from the CD. For example, a three minute song occupies more than thirty megabytes of storage. As a result, storing and transferring audio files in their original format is expensive and slow. To address this problem, compression formats have been developed.

One of the most widely accepted standards for the compression of music is mp3, an open standard adopted by the Moving Picture Experts Group (MPEG) working under the joint direction of the International Standards Organization (ISO) and the International Electro-Technical Commission (IEC). Several other compression formats are also available, including proprietary audio formats from companies like Microsoft Corporation, Real Networks and AT&T Corp. The mp3 standard offers at least 10:1 file compression and audio integrity at near-CD quality. Mp3 playback is currently available on most operating environments including Microsoft Windows 95, Windows 98, Windows NT, Windows 2000, MacOS and Linux, most major versions of UNIX and many other operating environments. Free copies of mp3 playback software are widely available on the Internet. The development of compression formats like mp3 has made it practical to transmit music over the Internet. Forrester Research, Inc. estimates that approximately 50 million individuals were capable of downloading and playing digital music by the end of 1999. Forrester Research also estimates that by 2003 downloading music files will add $1.1 billion to the U.S. music industry.

Traditional music industry companies, including BMG Entertainment, a unit of Bertelsmann AG; EMI Group plc; Sony Corporation; Time Warner, Inc. and Universal Music Group, a unit of The Seagram Company Ltd., have made public statements that they intend to actively pursue digital distribution and online promotion of music through in-house development efforts and strategic alliances. However, music content on the Internet is still fragmented, and to date neither traditional music companies nor other online music providers have developed a single destination where artists can promote, market and distribute their music directly to consumers and where consumers can discover a wide variety of new music and store, access, manage and listen to their music collections online.

Music Service Provider

At MP3.com, we provide a centralized solution to both artists and consumers in the form of a Music Service Provider. As an MSP, we facilitate consumers’ ability to store, access, manage and listen to their music collections online, and artists’ ability to promote, market and distribute their music directly to consumers. Our solution provides a number of advantages to both artists and consumers:

Value to Artists

      Distribution and Promotional Power. We offer our artists a distribution model that allows them to upload and promote their music through their own MP3.com web page for no charge. Artists can have a fully-packaged CD available for sale to consumers within as little as 48 hours of registration by using mp3 technology to digitize their music. To use our services, artists provide at least one full length promotional song for consumers to download or stream free of charge. In addition, we empower artists by allowing them to post additional songs on our web site at their discretion and to control the promotion of their music by specifying music genres and geographical classifications, adding or deleting music selections at any time and selecting price points for the sale of their CDs. We also provide artists with several tools that enable them to interact with and present music, messages and other content directly to their fans.

      Global and Local Exposure. Artists can use our web site to reach a global and growing base of consumers immediately upon uploading their music. Lesser-known and local artists can immediately promote their music to a targeted local audience while simultaneously reaching a broader worldwide audience. In addition, internationally-recognized artists can promote their music to a global audience in a new way through concert promotions, new song releases and direct contact with their fans. We facilitate artist discovery by allowing users to browse the site alphabetically, geographically from countries to local towns, or by music genre and style. We also offer our own song ranking system to provide artists and fans daily and weekly lists of the top songs, complete with links to the featured artists’ web pages. Our editorial content and special features, such as “featured songs,” “new songs” and “payola songs,” offer additional promotional exposure for artists.

      Access to Consumer Feedback and Statistics. Artists receive daily, detailed information about how many people visited their web page, how many people listened to their songs, how many people downloaded their songs, and how many CDs they sold during the day and over the past month. Artists can also learn geographical information about their fan base. Our aggregated data and demographic analyses allow us to offer artists sales, marketing and other information that enables them to define, evaluate and connect with their fan base. Artists can use this information, including geographic and listener data, to determine which of their songs receive the best reception, which genres are best suited for their songs and how their music compares to other songs in the same genre or region. This allows them to change their music selections or target promotional events and marketing to their fans through our site.

      Revenue Opportunities. Our artists control the pricing of their music and achieve superior economics through revenue sharing on sales of their DAM CDs. Under our revenue sharing arrangement, artists typically earn at least a 50% royalty on sales of their DAM CDs, compared to the 10% to 15% royalty we believe is generally earned by artists for sale of CDs under traditional music industry contracts. In addition, under our Payback for Playback promotion, which started in November 1999 and is currently scheduled to run through at least May 2000, artists have an opportunity to earn money based on the popularity of their music.

Value to Consumers

      Extensive New Music Selection. We offer consumers one of the largest databases of independent musical content available on the Internet through our expanding collection of artists from all 50 states and approximately 150 foreign countries. Consumers can search for, listen to or download thousands of songs posted on our web site by artists for no charge, and purchase our DAM CDs at prices ranging from $5.99 to $14.99. Our music collection spans approximately 250 categorized genres, including pop & rock, classical, country, alternative, children’s, easy listening, electronic, hip hop/rap, blues, jazz and world/folk.

      Personalized Music Experience. Consumers who visit our web site are able to find the music that interests them by searching our music collection by genre, artist, song, similar artists or location. As a result of our search capabilities, fans can browse an increasing number of songs and choose to listen to or purchase only those selections in which they are primarily interested. In addition, our customers can register profiles by providing their zip code, e-mail address and their music preferences that allow us to suggest new songs to them based upon their preferences and prior purchases. We believe that our personalized approach not only enhances the experience of visiting our web site, but also increases the time a consumer spends on MP3.com and encourages repeat visits.

      Communications with Artists and Other Fans. We allow fans to contact artists directly via e-mail and to communicate with one another through message boards. In addition, artists can use their web page to communicate directly with their fans, advising them of concerts and new releases. Message boards allow fans with common interests and preferences to be connected. Newcomers to our web site can receive general guidance from more experienced visitors in our “General mp3 Questions” forum. Some of our other forums focus on music-related software and hardware technology and industry news.

      Convenient Access to Music Collections. Our upgraded “My.MP3.com” service, which was upgraded in January 2000, allows users to place their CDs and favorite MP3.com artist tracks online, organize their music and receive personalized music services. Currently in beta phase, the My.MP3.com service features two new technologies — Beam-itTM and Instant Listening.TM Our Instant Listening service allows consumers to purchase CDs from partner e-tailers and listen to these CDs instantly using their My.MP3.com account. The Instant Listening service eliminates the hurry-up-and-wait reality that has been associated with online purchasing. Our Beam-it technology allows users to place most of their existing CD collection online. The user simply places a CD into a computer CD-ROM drive. Once the Beam-it proprietary software completes its verification process, the music is automatically added to the user’s My.MP3.com account. Owners can create a virtual jukebox, make customized playlists and use MP3.com to listen to their entire CD library seamlessly from anywhere around the globe on any web-enabled device.

Products and Services

The following lists our current and future products and services:

Advertising	Electronic Commerce

ONLINE
Web Site Advertising: banners, portals, buttons	DAM CDs
Web Site Sponsorships	Compilation CDs
E-Mail Marketing	MSP Service*
Greeting Cards	Music-Related Merchandise
OFFLINE AND OTHER
Sponsorship of CD samplers
Contests and Sweepstakes
MP3 Summit
Syndicated Radio*

*	under development

Online Advertising

For the twelve months ended December 31, 1999, 53.0% of our revenues were derived from a portfolio of online advertising services. These services allow our advertisers to maximize visibility for their products by placing them in specifically targeted MP3.com categories, like Hardware, Software, Artist Sign-Up, and specific music genres. We can place advertisements in targeted areas or in general rotation throughout the web site. Our online advertising products currently consist of banners, portals, buttons, web site sponsorships, e-mail marketing and greeting cards.

      Banners, Portals and Buttons. Banners, portals and buttons are graphic elements on a web page. Hypertext links are embedded in each of these advertisements to provide the user with instant access to the advertiser’s web site, additional information and/or products or services. A banner is the largest size of advertising product available, with portals being next largest and buttons being the smallest. Banners are displayed on the top and bottom of each MP3.com web page. The location of portals and buttons is dependent on the layout of the specific page where they appear. Pricing of banners, portals and buttons are generally based on a Cost Per Thousand Impressions, or CPM, basis. “Impressions” are the number of times an advertisement appears in pages viewed by users of our web site, and revenue is earned as impressions are delivered. Prices of each of these advertisements are based on target audience, desirability of location and volume of impressions.

      Web Site Sponsorships. A web site sponsorship is an advertising plan that enables sponsors’ products to be associated with a specific MP3.com category, music genre, web page or event, such as our software and hardware categories. The sponsorships begin on the first page of the selected area and appear on all related pages. We also offer listing sponsorships that allow advertisers to purchase preferred placement in product listings. Prices of sponsorships are based on target audience and desirability of location.

      E-Mail Marketing. Our e-mail marketing products consist primarily of text or html-based advertisements inserted into messages delivered to our artists and customers. Our e-mail marketing programs focus on customer retention and new program acquisition, and allow advertisers to use our technology-based tools to quickly reach a broad audience and generate feedback that can be used to tailor new messages and targeted offers. The MP3.Communicator is our official periodic e-mail newsletter and largest e-mail product. In addition to advertisements, the newsletter is filled with song recommendations, site and product updates, news and exclusive offers to MP3.com customers. Prices of e-mail advertisements are based on target audience, desirability of location and volume of impressions.

      Greeting Cards. Greeting card marketing products are text or html-based advertisements inserted into electronic greeting cards delivered through our site. Greeting card advertisements offer advertisers the chance to send marketing messages to targeted audiences using various criteria including preferred artist or music genre, geographic location, or any of the customized preferences users have entered into their user profile. The greeting card program leverages MP3.com music as its point of differentiation from other greeting card programs. Users can select from a wide variety of occasions (Valentine’s Day, birthdays), attach any full-length song from MP3.com’s deep catalog, personalize the message, and send to anyone with an e-mail address. Prices for each of these advertisements are based on target audience and volume of impressions.

Offline and Other Advertising

For the twelve months ended December 31, 1999, 40.5% of our revenues were derived from a portfolio of offline and other advertising services. These services allow our advertisers to maximize visibility for their products by providing them with advertising opportunities other than our traditional online products. Our offline and other advertising products currently consist of CD sampler sponsorships, contests and sweepstakes and MP3 Summit sponsorships. Also, in 1999 we offered a concert tour sponsorship package as one of our offline and other advertising products.

      Sponsorship of CD Samplers. CD samplers are CD ROM products containing collections of music and paid advertising that are distributed free of charge to consumers. Each CD sampler contains a large selection of the most popular songs of each major genre from our expanding roster of over 56,000 artists. CD samplers may also include video entertainment, multimedia video game samples and interactive contests. Our CD sampler product allows advertisers to target specific consumers by selectively placing advertisements, game samples and video clips within the genres of the CD sampler. Different versions of a CD sampler can be created to appeal to specific target audiences. In 1999, we distributed over 2.5 million individual CD samplers. Prices of these sponsorships are based on the placement and position within the CD sampler and its packaging as well as the nature of the advertisements to be displayed.

      Contests and Sweepstakes. We have developed a number of contests and sweepstakes products that are designed to create awareness of our advertisers’ products and services. Each contest or sweepstakes is uniquely tailored to the product being promoted and designed to most effectively attract customers from a pre-determined target demographic. Prices of these contests and sweepstakes are based on a variety of factors, including the complexity and duration of the event.

      MP3 Summit. Each year we hold an MP3 Summit for industry and technology participants to showcase new trends for the online and offline delivery of music and related technologies. Summit sponsorships are priced based on placement and position within the summit and our summit advertising materials.

      Concert Tour Sponsorships. Expanding on the traditional tour concept, in the fourth quarter of 1999 we organized a 28-college campus concert tour that included a headliner band and featured an “MP3.com Village” at each tour location. Spectators were able to listen to music from top local MP3.com bands and preview the latest mp3 technology and enjoy demonstrations and giveaways from paid sponsors during these one-day events. Concert footage was then made available online for users to experience in a virtual medium. Although we intend to continue our efforts with sponsorships of third party concerts (see “Sales and Marketing — Other Sales and Marketing Efforts”), we do not intend to offer other concert tour sponsorship products in the near future.

Electronic Commerce

For the twelve months ended December 31, 1999, 6.5% of our revenues were derived from the sale of CDs and other music-related merchandise.

      Digital Automatic Music (DAM) CDs. The majority of our electronic commerce revenues are generated from the sale of DAM CDs. DAM CDs are fully packaged albums created by artists who post their music on our web site. The artists choose the selling price of their CDs (the current range they can choose is $5.99 to $14.99). A typical DAM CD contains multiple songs that are recorded, performed and uploaded to our web site by an artist or group of artists. The music contained on DAM CDs is in both mp3 and standard audio CD format, which means it may be played on a computer using mp3 player software (an mp3 software player is imbedded on each DAM CD), a portable mp3 player or a standard CD player. In addition, DAM CDs, at the artists’ discretion, can contain multimedia features including artist-provided graphics, song lyrics and biographical information. We produce and package the CDs, generally on the same day the order is received, and mail them to our customers one or two days after that. During 1999, the production and packaging of DAM CDs was fulfilled at our headquarters in San Diego, California. Beginning in March 2000, these responsibilities were outsourced exclusively to Cinram International, a global third party production and fulfillment company.

      Compilation CDs. From time to time, we sell compilation CDs featuring various artists who have posted their music on our web site. These CDs are usually genre-specific, such as electronic music or Christmas music. Compilation CDs are produced and sold in a similar manner to our DAM CDs.

      Music-Related Merchandise. We occasionally sell music-related promotional merchandise from our web site including items like The Official MP3.com Guide to MP3, written by our chairman and chief executive officer, and t-shirts, hats and other apparel. We also occasionally auction items from our web site such as portable mp3 players, celebrity guitars and other music-related memorabilia.

Future Products in Development

      Syndicated Radio. We are working to develop a series of syndicated radio shows featuring MP3.com artists. These syndicated programs will be targeted to specific segments of society like the Christian, college and ethnic markets. We expect revenues to be generated through the sale of minutes of advertising time within the weekly shows and product placement slotting fees.

      MSP Subscription Service. Our “My.MP3.com” service, which was upgraded in January 2000, allows users to organize their music online, receive personalized music services, and place their CDs and favorite mp3 files online. The My.MP3.com service is currently in beta phase and free, and we expect to continue to offer some free component of the My.MP3.com service in the future. However, we are exploring ways in which we might charge customers an access fee for premium music services.

      Advertising Relationships.

      Groupe Arnault. In July 1999, we entered into an agreement with Groupe Arnault, which committed to purchase an aggregate of $150 million in advertising, promotion and marketing services from us over three years, including $5 million in 1999, $40 million in 2000, $70 million in 2001 and $35 million in the first half of 2002. Under the agreement, we received pre-payments from Groupe Arnault totaling $45 million in July 1999. The remaining amounts owed under the agreement are secured by an irrevocable letter of credit. Groupe Arnault is a French corporation with interests in diverse companies such as LVMH Moët Hennessy Louis Vuitton and others. It is intended that our services under this agreement will primarily be used with LVMH brands or brands of a similar quality of other entities in which Groupe Arnault affiliates have investments.

      Freeinternet.com. We entered into a strategic relationship with Freei Networks, Inc. (which does business under the name “Freeinternet.com”), a leading provider of free and anonymous Internet access services, in November 1999. As part of this relationship, we invested in Freeinternet.com’s series B preferred stock financing, and entered into a two-year promotional agreement under which we offer Freeinternet.com’s unlimited Internet access, web browsing and e-mail capabilities to our users. Freeinternet.com actively promotes our artists and their music by displaying MP3.com on the Freeinternet.com home page and in each copy of Freeinternet.com’s software interface products. Freeinternet.com also agreed to purchase other forms of advertising, promotional and marketing items and services within the first year of the agreement.

      Visitalk.com. In December 1999, we entered into a three-year Marketing and Promotional Agreement with Visitalk.com, Inc., an Internet services company that connects people around the world to share voice, video and information. Our relationship with Visitalk.com is designed to enable MP3.com’s artists and consumers to communicate and collaborate online using real-time voice and video. Under our agreement, Visitalk pays us for marketing services. As part of our relationship with Visitalk, we agreed to pay for certain premium services to be offered to our artists and participated in Visitalk’s series E preferred stock financing. Visitalk may, at its option, elect to terminate this agreement after one year.

      Buy.com. We entered into a multidimensional relationship with Buy.com, a leading Internet retailer, in December 1999. Under our one-year cross promotion and marketing agreement, Buy.com became the exclusive retailer of new commercial CDs on our music search pages, allowing fans direct access to their favorite mainstream musical artists. In addition, Buy.com has agreed to open an MP3.com specialty store on its web site, featuring music and merchandise from MP3.com artists.

      Voquette. In February 2000, we established a relationship with Voquette Inc., a company attempting to enable all types of portable audio devices to play all forms of audio content found on the Internet. Under our one-year cross promotional agreement, we have agreed to purchase certain advertising and promotion services from each other. In addition, we participated in Voquette’s series B preferred stock financing.

For the year ended December 31, 1999, 93.5% of our revenues were from the sale of advertising. We expect that most of our revenues will continue to be derived from third party advertising agreements like those we have with Groupe Arnault, Visitalk, Freeinternet.com, Buy.com and Voquette.

Sales and Marketing

We sell advertising, certain marketing products and sponsorships through our internal, direct advertising sales department. On March 1, 2000, our sales force consisted of 20 people located in our San Diego, California office and in other locations around the country. For our electronic commerce products, we depend on our web site to attract consumers and encourage purchases.

Since our inception, our management team has focused on marketing and public relations efforts. We believe much of the public awareness of MP3.com has been generated by frequent and high-visibility media exposure both nationally and locally and unsolicited third party promotion of our web site. We have also used a combination of online and offline advertising to generate awareness of our company and our web site. In addition, we have pursued a number of “viral” and e-mail marketing efforts to further promote our products, services and brand awareness. We also employ a public relations team that is focused on generating awareness of MP3.com both within the music industry and among the general public.

Viral Marketing

We have established an internal “viral marketing” group to implement a suite of programs and initiatives to market MP3.com, our products and services, and to drive traffic to our web site. Such programs and initiatives include the following:

      Affiliate Program. Our affiliate program allows individuals and entities to affiliate their web sites with MP3.com and offer links to certain content on our web site. As of March 1, 2000, we had over 34,000 affiliated web sites. This program has relatively low user acquisition costs for our company because we pay affiliates commissions based solely upon purchases of merchandise on our site by referred users. In addition, the affiliate program increases exposure of our web site to otherwise unavailable audiences through creative content and links provided by our affiliates.

      MP3.com Music Greetings. The MP3.com music greetings program attempts to capitalize on the popular practice of distributing electronic greeting cards over the Internet. We leverage our MP3.com music greetings product by allowing consumers to include the MP3.com music of their choice in these greetings. Users can tailor their electronic greetings for a variety of occasions (e.g., Valentine’s Day, birthdays), attach any full-length song from our catalog of music, personalize the message and send it to anyone with a valid e-mail address.

      New Music Army. Our New Music Army is a highly-specialized group of affiliates that, as of March 1, 2000, consisted of over 8,000 members. The NMA’s mission is to promote MP3.com artists (both offline and online) and to recruit new artists to our web site. We incentivize NMA members by paying them commissions from a portion of their designated artists’ DAM CD sales and “Payback for Playback” program earnings.

E-Mail Marketing

We actively market to our over ten million registered users via highly-personalized e-mail campaigns. This is an important marketing tool that allows us to reach millions of our registered users with specific offers, information and services several times each month. With continual testing, tracking and analyses, our e-mail marketing campaigns are optimized to drive maximum click-through visitors back to our web site. Examples of our e-mail marketing campaigns include:

•	MP3.Communicator: delivered three times a month currently, and serves as our official e-mail newsletter filled with personal song recommendations, new web site services and features, product updates, news and exclusive offers for MP3.com users;

•	MP3.com New Visitor Welcome: sent to all new visitors to our web site, offering tips on how to get started, an overview of main services and features, and special offers;

•	My.MP3.com Users: delivered once every two weeks to My.MP3.com users with tips, offers, and other news relating specifically to the My.MP3.com music management services; and

•	MP3.com Artist Newsletter: sent weekly to MP3.com artists, highlighting band promotion tips and products, new features and services for the artist community and special offers.

Other Sales and Marketing Efforts

In addition to our viral and e-mail marketing efforts, we attempt to generate additional brand awareness from specific promotional activities and other products and services such as:

      Sponsorships of Third Party Concerts. We utilize sponsorships to promote artists that have posted music on our web site and mp3-related technologies and products. In addition to headliner acts, these events typically feature artists from our web site as opening acts and performers.

      Online Contests and Sweepstakes. We actively conduct online promotional contests and sweepstakes. Most of our promotions involve random drawing sweepstakes whereby no purchase is necessary for our users to participate. Periodically, we also conduct contests whereby users submit musical or other content for consideration by various entertainment or other media entities and companies. Examples of our recent promotions, contests and sweepstakes include: the “MP3.com Music and Technology Sweepstakes”; the “Eagles Concert of the Millennium Sweepstakes”; the “MP3.com/sephora.com Sweepstakes”; and the “Totally Launch Your Career Contest” (with TLC).

      MP3 Summit. In June 2000, our third annual MP3 Summit will be held for industry and technology participants to showcase new trends for the online and offline delivery of music and related technologies.

      Online Auctions. Periodically we will feature individual items of value or interest to our users for auction on our web site. We have an arrangement with an external online auction provider to assist with such auctions. These auctions generally serve as promotional vehicles for our web site and sponsors, and are sometimes implemented in connection with charity fundraisers.

      Traditional Radio and Print Advertising. To date, we have not extensively marketed our company through traditional radio and print advertising because of exposure from general press and media coverage and our significant viral marketing efforts. However, we may need to expand our use of these forms of advertising in the coming months. In addition, we plan on expanding our overall radio presence in the spring of 2000 by launching various syndicated radio programs for release in certain U.S. markets.

      Free CD Giveaways. We distribute a variety of promotional CDs to registered users and other recipients worldwide. Each CD contains certain promotional items such as music from our web site, exclusive offers, free software and information about MP3.com. The CDs provide exposure to the MP3.com brand, our artist community and many of the tools and services available on the web site. Examples of recent CD giveaways include the “Out of Bounds” and “Worldwide” CDs.

Corporate Relationships

Boutit, Inc./ No Limit Records

In May 1999, we entered into a three-year agreement with Boutit, Inc., which does business under the name “No Limit Records.” Under this agreement, we obtained exclusive, worldwide, on-demand streaming, digital distribution and custom compilation rights to a number of No Limit master recordings. We also obtained the right to distribute various No Limit merchandise. Some of the artists represented by No Limit include Master P and Snoop Dogg, along with other respected platinum-selling artists. No Limit artists also may participate in our chatrooms, display MP3.com signs at concert performances, hold concerts with artists that have posted music on our web site and cooperate with us on other promotional activities. We record all revenues generated under the agreement and recognize royalty expense (included in cost of sales) representing the royalties payable to No Limit in connection with the exercise of our digital distribution, custom compilation or merchandise distribution rights. The royalty percentage due to No Limit varies depending on the source of revenue subject to the royalty obligation. No Limit also became one of our stockholders at the closing of our initial public offering.

Cox Interactive Media

In June 1999, Cox Interactive Media, Inc. invested $45 million in us and formed a joint venture with us. Cox Interactive Media is a subsidiary of Cox Enterprises, Inc., a media company whose business includes newspapers, television, cable television and radio. As part of the relationship, David E. Easterly, a director of Cox Interactive Media, became a member of our board of directors and is a Class III director. Under the terms of our agreement with Cox Interactive Media, we are obligated to nominate a representative from Cox Interactive Media to serve for two additional three-year terms following expiration of the initial term of Mr. Easterly, so long as Cox Interactive Media holds at least 5% of our outstanding common stock and the joint venture continues.

ASCAP

We also have entered into an agreement with ASCAP, a music performing rights organization. Under this agreement, we obtained a comprehensive music performance license that allows unlimited interactive performances on our web site of all copyrighted works whose rights are held by ASCAP members. As part of this agreement, we also provide prominent exposure of the benefits of ASCAP membership to all unaffiliated writers, composers, artists and publishers using the MP3.com site, as well as help facilitate the processing of membership applications.

Groupe Arnault

In July 1999, we entered into an agreement with Groupe Arnault, which has committed to purchase an aggregate of $150 million in advertising, promotion and marketing services from us over three years, including $5 million in 1999, $40 million in 2000, $70 million in 2001 and $35 million in the first half of 2002. Under the agreement, we received pre-payments from Groupe Arnault totaling $45 million in July 1999. The remaining amounts owed under the agreement are secured by an irrevocable letter of credit. Groupe Arnault is a French corporation with interests in diverse companies such as LVMH Moët Hennessy Louis Vuitton and others. It is intended that our services under this agreement will primarily be used with LVMH brands or brands of a similar quality of other entities in which Groupe Arnault affiliates have investments. In a separate agreement, a subsidiary of Groupe Arnault purchased approximately five percent of our common stock as part of our initial public offering.

Cinram International, Inc.

In November 1999, we entered into a relationship with Cinram International, Inc., one of the world’s largest independent providers of pre-recorded multimedia products and services. With facilities in Canada, the United States, Europe, and Latin America, Cinram manufactures and distributes pre-recorded VHS videocassettes, audio cassettes, music CDs, CD-ROM and DVD for motion picture studios, music labels, publishers and computer software companies around the globe. As part of this relationship, we outsourced exclusively to Cinram our just-in-time DAM CD production and fulfillment process, as well as the production and fulfillment of our other promotional CD products. Cinram also purchased from us all of the manufacturing assets used in our just-in-time DAM CD production, and we provided Cinram with certain software and intellectual property we developed. We also purchased shares of Cinram’s common stock and a warrant to purchase shares of common stock.

PortalPlayer, Inc.

We formed a strategic relationship in February 2000 with PortalPlayer, Inc., a provider of end-to-end systems for playback and recording of digital media content for consumer electronics manufacturers. The strategic relationship with PortalPlayer is intended to facilitate the integration of our content and web site with next generation internet protocol, or “IP” enabled consumer electronics devices. By collaborating to define these next-generation devices and their web interfaces for products such as portable mp3 players and mini-component systems, we hope to accelerate the introduction of devices that will allow consumers to access their music anytime, anywhere. We also participated in PortalPlayer’s series B preferred stock financing.

Relationships with Artists

Our music submission agreement governs music submitted to us by artists for free distribution from our web site, as well as music submitted to us for our DAM CD program. Under this agreement, artists grant us a non-exclusive license to distribute their music. Artists also make a number of representations and warranties to us, including a representation and warranty that the music being submitted will not infringe any third party rights. For music sold through our DAM CD program, we typically pay artists 50% of the net revenue we receive. Because this agreement is non-exclusive, artists are free to grant similar rights to others during and after the term of the agreement. In addition, both MP3.com and the artist may terminate the agreement at any time.

Technology Infrastructure

Data Mining and Warehousing Activities

We maintain relational databases of all artists, music, electronic commerce and other end-user information. These databases are used to enhance the user experience at our web site and to provide us with information regarding our users. Our content databases make content available for download, streaming, CD purchase, web site ranking and cataloging, and are updated as artists and users interact with our web site. Our statistics databases maintain traffic and site analysis information including the number of times that web pages were viewed, download and streaming counts, and artist, song and CD rankings. Our customer and commerce databases, which are firewalled for protection, contain customer information and transaction histories.

Infrastructure

Our technology infrastructure is based on an architecture designed to be secure, reliable and expandable. Our software is a combination of proprietary applications, third party database software and open operating systems that support acquisition of content, management of that content, publication of our web site, downloads of music and media files, production of CDs, registration and tracking of users, and reporting of information for both internal and external use. We use software from Sun Microsystems, Inc., Microsoft Corporation, RedHat Software, Inc., VERITAS Software Corporation, VeriSign, Inc., Real Media, Inc., The Apache Group and Oracle Corporation. We run our software on platforms from Intel Corporation, Sun Microsystems, Inc., Gateway, Inc. and Dell Computer Corporation, among others. Our data storage infrastructure is provided by IBM and Storage Technology Corporation, and our high-capacity networks are supported by equipment from Cisco Systems, Inc., Foundry Networks, Inc. and F5 Labs, Inc.

During February 2000, our web site delivered over 126 million page views and 24 million song listens. We have designed our infrastructure to allow each component to be independently scalable, usually by purchasing additional readily-available hardware and software components, to meet or exceed future capacity requirements.

Data Center & Hosting Facilities

Our network infrastructure and our web site, e-commerce and database servers are hosted in three data centers on three different networks in three different cities. Our web site servers are hosted at AT&T CERFnet in San Diego, CA, at Exodus Communications in Irvine, CA and at Global Crossings/ Frontier Communications GlobalCenter in Sunnyvale, CA. CERFnet, Exodus and Global Crossings all maintain suitable environmental conditions and redundant power sources and network connectivity.

Monitoring of all servers, networks and systems is performed on a continuous basis. We employ numerous levels of firewall systems to protect our databases, electronic commerce servers, customer information and music archive. Backups of databases, data and media files are performed on a regular basis. Data back-up tapes are archived at Iron Mountain, Inc., a remote storage location.

Operations, Fulfillment, Customer Service and Artist Support

Fulfillment Operations

Our operations are centered around a just-in-time fulfillment process which ties together all of the proprietary and third-party software tools in our system and allows us to avoid carrying inventory. Over the last several months, we have made significant improvements to our just-in-time manufacturing and fulfillment operations. In November 1999, we outsourced exclusively to Cinram International, Inc. our just-in-time DAM CD production and fulfillment process, as well as the production and fulfillment of our other promotional CD products. The transition of fulfillment operations to Cinram was completed at the end of March 2000. For redundancy, we also currently maintain certain minimal fulfillment capabilities at our main facility in San Diego.

Through Cinram, we are currently capable of shipping 2,100 DAM CDs per day and have the combined infrastructure in place to quickly scale operations by adding equipment and people as dictated by volume needs. During the peak holiday season of November and December 1999, record daily volumes were shipped while maintaining our standards of shipping most orders within 24 hours of receipt of the order.

Orders for DAM CDs and other merchandise are received via our web site, queued up in our database for processing and then transmitted to Cinram, our outside provider, for fulfillment. A confirming e-mail is sent to the customer indicating that the order was received and the order number. The order is assembled, packed and shipped to the customer usually within 24 hours of receipt of the order. The transaction information is transmitted to our database and an e-mail is sent to the customer indicating that their order has been shipped.

In an effort to continue to improve the DAM CD product and provide a better tool for artists to promote themselves, several enhancements have been made to the DAM CD including:

•	providing additional promotional space inside the artwork cover;

•	adding the artist name and title of the CD to the spine of the artwork cover;

•	enhancing the overall look and feel of the cover by improving the color printing and using higher quality paper;

•	adding MP3.com logo artwork to the back jewel tray card; and

•	upgrading the multi-media portions of the DAM CD to more closely resemble an out-of-the-box mp3 player.

Customer Service

Support for our customers is provided 12 hours a day, seven days a week and most issues are resolved within 36 hours of notice of the issue. Customer service personnel respond to a broad range of questions and provide services such as:

•	assisting customers with e-commerce transactions;

•	tracking orders and questions related to fulfillment;

•	providing technical support for web site issues including problems with downloading or playing music;

•	maintaining the FAQ on our web site and keeping relevant information available for customers; and

•	providing feedback internally to make improvements to the site to enhance the overall customer experience.

We recently implemented an e-mail management system to more efficiently address the external e-mail received from customers and other users of our site. This system has a rule-based process that directs e-mails to the appropriate individual and escalates those issues requiring more attention. This system also enables the customer service team to build a knowledge base to constantly maintain the FAQs on our web site.

Artist Support

We have an artist support department dedicated to addressing questions and issues from artists that have posted music on our web site. This team assists artists with technical issues related to publishing their music and artwork on our site. Artist support is available six days a week, 12 hours a day.

Competition

The market for the online promotion and distribution of music and music-related products is competitive. Barriers to entry on the Internet are relatively low, and we expect competition to increase significantly in the future. We face competitive pressures from numerous actual and potential competitors including:

•	Providers of online music content like Musicmaker.com, EMusic.com, Inc. (formerly GoodNoise Corporation), Launch Media, Inc., Artistdirect.com, Inc. (formerly the Ultimate Band List) and various private companies such as Tunes.com, some of which also offer artist services that compete with ours.

•	Companies offering mp3 or other audio compression formats, such as those of AT&T Corp., IBM Corporation, Liquid Audio, Inc., Microsoft Corporation, and RealNetworks, Inc. Some of these companies also offer customers the ability to download music from their web sites.

•	Online destination sites with greater resources than us such as online music retailers like Amazon.com, Inc. and CDNow Inc. and online “portals” like America Online, Inc., Excite@Home Corporation, Infoseek Corporation, Lycos, Inc. and Yahoo!, Inc. Some of these companies have taken significant steps into the market for online music distribution. For example, Amazon.com has announced its launch of a digital-download area on its web site, allowing free song downloads. In addition, America Online has acquired two Internet music companies, Spinner Networks, Inc. and Nullsoft, Inc., and offers downloadable music in leading formats. America Online’s proposed merger with Time Warner, Inc., if completed (and Time Warner’s proposed acquisition of EMI Group plc), will combine significant amounts of content with an established online distribution network.

•	Traditional music industry companies, including BMG Entertainment, a unit of Bertelsmann AG; EMI Group plc; Sony Corporation; Time Warner Inc. and Universal Music Group, a unit of The Seagram Company Ltd. all of whom have made public statements that they intend to pursue digital distribution and online promotion of music through in-house development efforts and strategic alliances.

Other companies have agreed to work together to offer music over the Internet, and we may face increased competitive pressures as a result. For example, in 1999, Microsoft Corporation and Sony Corporation announced an agreement to pursue a number of cooperative activities. Sony has announced that it will make its music content downloadable from the Internet using Microsoft’s multimedia software. In addition, Universal Music Group and BMG Entertainment have announced a joint venture to form an online music store, and Musicmaker.com announced that it signed an exclusive 5-year licensing agreement for EMI’s music catalog for custom compilation CDs.

The bases of competition in the online music promotion and distribution industry include:

•	quantity and variety of digital recorded music content;

•	ability of consumers to search and listen to music according to their preferences;

•	ease of downloading music;

•	fidelity and quality of sound of the music; and

•	ability to promote its web site, both online and through traditional marketing, concerts and business partnerships.

We believe that MP3.com generally competes favorably on these bases. However, many of our existing and potential competitors have longer operating histories, greater brand name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. We cannot assure you that web sites maintained by our existing and potential competitors will not be perceived by consumers, artists, talent management companies and other music-related vendors or advertisers as being superior to ours. We also cannot assure you that we will be able to maintain or increase our web site traffic levels, purchase inquiries and number of click-throughs on our online advertisements or that competitors will not experience greater growth in these areas than we do.

Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could harm our business.

Government Regulation

The laws and regulations that govern our business change rapidly. Although our operations are currently based in California, the United States government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business. The following are some of the evolving areas of law that are relevant to our business:

Privacy Laws

Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to use the information in our databases to generate revenues. In late 1998, the Children’s Online Privacy Protection Act, or COPPA, was enacted, mandating that measures be taken to safeguard minors under the age of 13. Although we believe that our information collection activities do not fall within the scope of COPPA, we may need to comply with its requirements in the future. Compliance with COPPA could be costly for us and might likely dissuade some percentage of our users from accessing our web site and related services. In addition, if implementing a system to adequately verify parental consent is too expensive, we may not be able to provide our services to children under the age of 13, which may adversely affect our business. Requiring parental consent from children under the age of 13 may drive them to use different Internet sites for their music needs, which may adversely affect our business. If our methods of obtaining parental consent are inadequate, we may face litigation with the FTC or individuals, which would adversely affect our business.

Encryption Laws

Record industry associations have lobbied the federal government for laws requiring music transmitted over the Internet to be digitally encrypted in order to track music rights and prevent unauthorized use of copyrighted music. If these laws are adopted, we may need to incur substantial costs to comply with these requirements or change the way we do business.

Content Regulation

Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content delivered by us or placed on our web site violates these regulations.

Sales and Use Tax

The taxation of goods sold over the Internet is currently unsettled. We collect sales taxes for goods shipped to California, Colorado and Massachusetts. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. Recently, though, the Internet Tax Freedom Act was signed into law, placing a three-year moratorium on new state and local taxes on Internet commerce. However, the tax moratorium may not continue. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce, which could adversely affect our business.

In addition, foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce internationally and limit our ability to profit from the sale of goods and services over the Internet in foreign countries.

Contests and Sweepstakes

We actively conduct online promotional contests and sweepstakes. Most of our promotions involve random drawing sweepstakes for which no purchase is necessary to participate. Periodically, however, we also conduct contests whereby users submit musical content for consideration by various entertainment or other media entities and companies. We post the official rules for these promotions, along with all material terms, conditions of eligibility, dates of participation, prizes, methods of entry and limitations, if any, on our web site. While we attempt to comply with the laws of all 50 state jurisdictions (and Canada when applicable), we may not be uniformly successful, and other foreign jurisdictions may attempt to regulate or ban our promotional contests. In that event, we could lose an effective tool for increasing and keeping visitors to our web site, and our business could be adversely affected.

Intellectual Property

Content on Our Web Site and CDs

We may be liable to third parties for the content on our web site and the CDs we distribute:

•	if the music, text, graphics, software or other content on our web site or CDs violates their copyright, trademark, or other intellectual property rights;

•	if our artists violate their contractual obligations to others by providing content on our web site or CDs; or

•	if anything on our web site or CDs is deemed obscene, indecent or defamatory.

We may also be liable for anything that is accessible from our web site through links to other web sites.

We attempt to minimize these types of liability by requiring representations and warranties relating to our artists’ ownership of and rights to distribute and submit their content and by taking related measures to review content on our web site and on our CDs. For example, we require our artists to confirm that their content does not infringe on any third-party copyrights, is not defamatory or obscene, and that they have the right to provide their content and have obtained all third-party consents necessary to do so. Artists also agree to indemnify us against liability we might sustain due to the content they provide.Our in-house musicologists listen to a significant amount of the music submitted to us for posting on our web site. If we have good reason to suspect non-compliance with copyright or trademark laws, we employ a system of verifying compliance through independent investigation and cross-checking of license rights with our in-house musicologists.

It is our belief that the artist is responsible for the material he or she submits. Although we have not experienced a material loss due to content-related liability to date, we cannot assure you that our measures to limit this liability will continue to be successful or that we will not be held liable for our content. Liability or alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs and diverting management’s attention away from our business. Moreover, future claims may not be adequately covered by our insurance.

Our Proprietary Rights

Our intellectual property includes our trademarks and copyrights, proprietary software, and other proprietary rights. We believe that our intellectual property is important to our success and our competitive position and we seek to protect it. However, our efforts may be inadequate. Although we own the domain name “mp3.com” and have applied for U.S. federal trademark registration for “mp3.com,” we do not have any registered trademarks in “mp3” or any variation of the term. Our trademark registration applications could be denied for various reasons, including if the term “mp3” is found to be a descriptive term. This could limit our ability to use and to keep others from using the term “mp3” and further limit our ability to protect the “mp3.com” domain name. Use of the “mp3.com” name by others could dilute our brand identity and confuse the market.

Third Party Intellectual Property Claims

In addition, third parties have claimed and may claim in the future that we violate their intellectual property rights. For example, we are currently the named defendant in a lawsuit brought by ten of the largest companies in the music recording industry and a separate lawsuit by two major music publishers. Both lawsuits claim that our My.MP3.com service violates copyrights, including those of the record companies and their affiliated artists and publishers, by making available to consumers mp3 files containing music from the CDs they have in their possession. To the extent that the courts find that we may be in violation of the copyright or other intellectual property laws with regard to our My.MP3.com service, we may be required to pay substantial damages, including statutory or other damages that far exceed the resources and overall market capitalization of our company. We also may be required at any time by the courts to cease all operations of the My.MP3.com, Instant Listening, Beam-it or other related services. Furthermore, our insurance coverage and other capital resources, if any, may be inadequate to cover costs of these lawsuits or any possible settlements or licenses.

In addition, other companies from time to time have asserted that online music providers, including MP3.com, violate various patent rights that they allegedly own covering the sale or distribution of music over the Internet through digital downloads, streams or other proprietary technologies. However, to the extent that the patent rights are valid and enforceable and cover our activities, we may be required to pay damages, obtain a license to use such patents or use non-infringing methods to accomplish our activities with regard to digital downloads, streams or other MSP services. It is possible that a license from such entities would not be available on commercially acceptable terms, or at all, or that we would be unable to provide digital downloads, streams or other MSP services in a non-infringing manner.

If successful, any of the above-mentioned third party claims, or claims by others that we violate their intellectual property rights, could seriously harm our business by forcing us to cease using important intellectual property or requiring us to pay monetary damages. Even if unsuccessful, these claims still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Employees

On March 1, 2000, we had 284 employees, including 119 in sales and marketing, 112 in engineering product development, four in operations and fulfillment and 49 in general administration. We consider our relations with our employees to be good. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key technical personnel. Competition for qualified personnel in our industry and geographical location is intense, and we cannot assure you that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.

Legal Matters

We are currently involved in two major lawsuits, in which the major music recording companies and certain music publishers have alleged that our My.MP3.com service violates copyrights. See “Item 3. Legal Proceedings.”

Directors, Executive Officers and Key Employees

The following table sets forth information about our directors, executive officers and key employees as of March 31, 2000:

Name	Age	Position

Directors and Executive Officers

Michael L. Robertson	32	Chief Executive Officer and Chairman of the Board

Robin D. Richards	43	President, Chief Operating Officer and Director

Paul L. H. Ouyang	42	Chief Financial Officer and Executive Vice President

Steven G. Sheiner	45	Executive Vice President, Sales and Marketing

Gregory P. Kostello	35	Executive Vice President, Technology

David E. Easterly	57	Director

Lawrence F. Probst III(1)	49	Director

Mark A. Stevens(1)(2)	40	Director

Theodore W. Waitt(1)(2)	37	Director
Key Employees

William P. Dow	35	Controller

Joseph L. Fleischer	35	Corporate Vice President

Daniel K. O’Neill	38	Vice President, Engineering

Steven M. Przesmicki	33	Vice President, Legal Affairs and Secretary

(1)	Member of Compensation Committee

(2)	Member of Audit Committee

Michael L. Robertson founded MP3.com and has served as our Chief Executive Officer and Chairman of the Board since March 1998. From September 1995 to March 1998, Mr. Robertson operated several web sites that focused on merging search technologies with commerce. From September 1995 to September 1996, Mr. Robertson was President and Chief Executive Officer of Media Minds, Inc., a developer of digital picture software. From January 1994 to August 1995, Mr. Robertson was President and Chief Executive Officer of MR Mac Software, a developer of networking and security tools. Mr. Robertson received his Bachelor of Arts from the University of California, San Diego.

Robin D. Richards has served as our President, Chief Operating Officer and as one of our directors since January 1999. From October 1998 to January 1999 he served as Managing Director of Tickets.com, Inc., an Internet ticketing company. From March 1986 to October 1997 he was a founder and President and Chief Executive Officer of Lexi International, a tele-services company. Mr. Richards is a director of Cash Technologies Inc., a publicly-held company that provides solutions for coin and currency handling, cash management and electronic commerce transactions. Mr. Richards holds a Bachelor of Science from Michigan State University.

Paul L. H. Ouyang has served as our Chief Financial Officer and Executive Vice President since February 1999. From September 1998 to February 1999 he served as Chief Financial Officer and Executive Vice President of Operations of Tickets.com, Inc., an Internet ticketing company. From April 1998 to August 1998, Mr. Ouyang served as a consultant to UDP, Inc., a company involved in dental practices management. From November 1996 to March 1998, he served as Chief Financial Officer and Executive Vice President for Cheap Tickets, Inc., a ticket distribution company. From June 1994 to November 1996, Mr. Ouyang served as the Managing Director of Corporate Finance at KPMG Peat Marwick LLP. From September 1982 to June 1994, Mr. Ouyang held various positions with J.P. Morgan & Co., Incorporated ending with Vice President in Corporate Finance. Mr. Ouyang holds a Bachelor of Arts from Amherst College and a Master in Business Administration from the Wharton School of the University of Pennsylvania.

Steven G. Sheiner has served as our Executive Vice President, Sales and Marketing since February 1999. From October 1997 to January 1999 he served as Vice President Business Development at Aegis Communications, Inc., a telecommunications company. From May 1995 to September 1997 he served as a direct marketing consultant. From June 1987 to April 1995 he served as President of Sheiner Direct Marketing & Advertising, Inc., a marketing firm. Mr. Sheiner holds a Bachelor of Arts from Concordia University.

Gregory P. Kostello came to MP3.com in June 1999 with more than a decade of experience as a software engineer, most recently serving as engineering manager at Netscape Communications. In 1995, Mr. Kostello co-founded Digital Style Corporation, a software development company focused on creating Internet tools for web sites. Digital Style was subsequently acquired by Netscape in 1997. Before that, he held software engineering positions at Pages Software and Claris Corporation. He earned his bachelor of science degree in information and computer science from the University of California, Irvine.

David E. Easterly has served as one of our directors since June 1999. Since October 1994, Mr. Easterly has served as President and Chief Operating Officer of Cox Enterprises, Inc., a diversified media company. From May 1986 to October 1994, Mr. Easterly served as President of Cox Newspapers, Inc., a subsidiary of Cox Enterprises, Inc. Mr. Easterly serves as a member of the board of directors of Cox Communications, Inc., Cox Radio, Inc. and several private companies. Mr. Easterly holds a Bachelor of Arts from Austin College.

Lawrence F. Probst III has served as one of our directors since April 1999. Since June 1994, Mr. Probst has served as Chairman and Chief Executive Officer of Electronic Arts, Inc., an interactive entertainment software company. Mr. Probst holds a Bachelor of Science from the University of Delaware.

Mark A. Stevens has served as one of our directors since January 1999. Since 1993, Mr. Stevens has been a General Partner of Sequoia Capital, a venture capital investment firm. From 1989 to 1993, Mr. Stevens was an Associate with Sequoia Capital. From 1982 to 1987, Mr. Stevens held technical sales and marketing positions at Intel Corporation. Mr. Stevens currently serves on the Board of Directors of NVIDIA Corp., Terayon Communications Systems, Inc., Medicalogic, Inc., Pixelworks, Inc., and several privately-held companies. Mr. Stevens holds a Bachelor of Science, a Bachelor of Arts and a Master of Science from the University of Southern California and a Master in Business Administration from Harvard Business School.

Theodore W. Waitt has served as one of our directors since March 1999. From 1985 to 1999, Mr. Waitt served as both Chairman of the Board and Chief Executive Officer of Gateway, Inc., a large computer manufacturer. Currently, he acts as Chairman of the Board for Gateway. Mr. Waitt attended the University of Iowa.

William P. Dow has served as our Controller since March 1999. From June 1997 to March 1999, Mr. Dow served as Vice President of Finance for Data Tree Corporation, an information services company. From April 1995 to June 1997, Mr. Dow served as Controller of GTI Corporation, a supplier of networking and network-

access products. From September 1988 to April 1995, Mr. Dow was employed by PriceWaterhouseCoopers LLP, serving most recently as Audit Manager. Mr. Dow holds a Bachelor of Science from San Diego State University and is a Certified Public Accountant.

Joseph L. Fleischer has served as our Corporate Vice President since January 2000. From 1993 to 2000, Mr. Fleischer was the Vice President/ Senior Editor of Hits Magazine, a leading music industry publication. In addition, from 1997 to 1999, Mr. Fleischer was a music industry columnist for Spin Magazine, as well as a co-host and co-producer of Rolling Stone magazine’s “Live From the Pit” nationally syndicated radio show from 1996 to 1999. From 1990 to 1991, he was the West Coast Director of A&R for A&M Records. Mr. Fleischer holds a Bachelor of Arts from the University of California, Los Angeles.

Daniel K. O’Neill has served as our Vice President of Engineering since March 1999. From July 1990 to March 1999, Mr. O’Neill held various technical and management positions with Cadence Design Systems, Inc., a manufacturer of semiconductor design automation software, serving most recently as a Senior Member of the Consulting Staff. Mr. O’Neill holds a Bachelor of Science and a Master of Science from Santa Clara University.

Steven M. Przesmicki joined MP3.com in March 1999 and currently serves as Vice President, Legal Affairs and Secretary. From 1995 to 1999, he was an attorney with Cooley Godward LLP, where he focused on the representation of emerging growth high technology and biotech companies in general corporate and securities matters. Mr. Przesmicki holds a Bachelor of Science and Juris Doctor from the University of Wisconsin, Madison. He is a member of the state bars of California and Wisconsin.

RISK FACTORS

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS FORM 10-K, INCLUDING THOSE DISCUSSED BELOW, WHICH COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS.

Risks Related To Our Business Model

We Are Currently Engaged In Two Major Lawsuits That May Result In Monetary Damages Substantially Greater Than Our Overall Market Capitalization And The Discontinuation Or Interruption Of Services To Our Consumers.

We are currently the named defendant in a lawsuit brought by several of the largest companies from the music recording industry, and a separate lawsuit by two major music publishers. These lawsuits allege that among other things, our My.MP3.com and related services violate their respective copyrights. We cannot assure you that we will be successful in defending these lawsuits, and we may be required to pay license fees or substantial damages, including statutory or other damages that far exceed the resources and overall market capitalization of our company. We also may be required at any time by the courts to cease all operations of the My.MP3.com, Instant Listening, Beam-it or other services. Furthermore, our insurance coverage and other capital resources may be inadequate to cover anticipated costs of the lawsuit or any possible settlements or licenses. If successful, either of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these claims still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general. See “Item 3. Legal Proceedings.”

Our Business Model Is Not Typical Of Traditional, More Established Business Enterprises And May Not Generate Sufficient Revenues For Our Business To Survive.

Our model for conducting business and generating revenues is new and unproven and may evolve rapidly. Our business model depends upon our ability to generate revenue streams from multiple sources through our web site, including:

•	web site advertising fees from third parties;

•	promotional activity fees;

•	marketing our artist and consumer information; and

•	online sales of CDs and music-related merchandise.

Since our business revenue may evolve rapidly, including from the development of our My.MP3.com and other MSP services, these sources of revenue may change or increase or decrease in importance, as well. It is uncertain whether a music-based web site that relies on attracting people to learn about, listen to and download music, mostly from lesser-known artists, can generate sufficient revenues to survive. In addition, our efforts to exploit sources of revenue from the My.MP3.com and other MSP services in development may not be successful or may meet significant consumer resistance. We cannot assure you that our business model will succeed or will be sustainable as our business grows. In order for our business to be successful, we must not only develop services that directly generate revenue, but also provide content and services that attract consumers to our web site frequently. We will need to develop new offerings as consumer preferences change and new competitors emerge. We cannot assure you that we will be able to provide consumers with an acceptable blend of products, services, and informational and community offerings that will attract consumers to our web site frequently. We provide many of our products and services, including our My.MP3.com and MSP services in development, without charge, and we may not be able to generate sufficient revenue to pay for these products and services. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable.

We Are Competing In A New Market Which May Not Develop Or Where We May Fail To Gain Market Acceptance For Our Products And Services.

The market for online music promotion and distribution is new and rapidly evolving. As a result, demand and market acceptance for our products and services expose us to a high degree of uncertainty and risk. We are attempting to capitalize on a talent pool of artists not currently served by the traditional recording industry. We cannot assure you that consumers will continue to be interested in listening to or purchasing music from our artists or that the traditional music industry will not successfully serve these artists in the future. If this new market fails to develop, develops more slowly than expected or becomes saturated with competitors, or our products and services do not achieve or sustain market acceptance, our business could be harmed. We believe the future popularity of downloadable digital music will depend, in part, on the availability of portable devices to store and replay this music. In addition, we are attempting to develop new features and services for our consumers based on the My.MP3.com and other MSP services to allow consumers additional ways to access, manage and listen to their music on any web-enable device or application. These efforts may not be successful and may meet significant consumer and industry resistance. To the extent that consumer acceptance or distribution of these portable devices and/or MSP services is delayed or these devices or services are not available at affordable prices, our market and thus a portion of our revenues, may not grow at a sufficient pace and our business could be harmed.

We Have A Limited Operating History That Makes An Evaluation Of Our Business Difficult.

MP3.com was incorporated in March 1998. Due to our limited operating history, it is difficult to evaluate our current business and prospects and accurately predict our future revenues or results of operations. This uncertainty may result in one or more future quarters where our financial results may fall below the expectation of analysts and investors. As a result, the trading price of our common stock might decline. Operating results may vary depending on a number of factors, many of which are outside our control.

Rapid Growth In Our Operations And Infrastructure Is Placing A Significant Strain On Our Resources, And Failure To Manage This Growth Effectively Could Disrupt Our Operations And Prevent Us From Generating The Revenues We Expect.

We currently are experiencing a period of rapid expansion in our web site traffic, personnel, facilities and infrastructure. For example, the number of daily visitors to our web site increased approximately 210% from December 1998 to December 1999. Our number of employees increased from eight on December 31, 1998 to 276 on December 31, 1999. We expect further significant expansion will be required to address potential growth in our artist and consumer bases, the breadth of our product and service offerings, and other opportunities. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Our Continued Reliance On Revenue From Advertising May Not Provide Sufficient Financial Returns For Our Business To Grow Or Survive. We Currently Depend On A Small Group Of Customers For Our Advertising Revenue.

Although our business model contemplates multiple sources of revenue, we anticipate that in the foreseeable future we will depend substantially on revenue from advertising. In 1999, revenue from advertising accounted for 93.5% of our net revenues. We currently depend on a small group of customers for our revenue from advertising. During fiscal year 1999, one customer accounted for approximately 21.3% of net revenues, and our top ten customers accounted for approximately 46.8% of net revenues. We expect that most of our revenues will continue to be derived from third party advertising agreements like those we have with Groupe Arnault,

Visitalk, Freeinternet.com, Buy.com and Voquette. If any of these important customers were to leave us, our business could be harmed. If we do not increase revenue from online advertising, our business may not grow or survive. Increasing our revenue from online advertising depends largely on our ability to:

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

A Substantial Portion Of Our Revenues And Revenue Growth For At Least The Next Two Years Will Come From Groupe Arnault. If This Relationship Is Not Renewed, Or If Other Significant Sources Of Revenue Are Not Developed, We May Not Have Sufficient Revenues To Sustain Our Growth And Our Stock Price May Fall.

In July 1999, we entered into a three-year advertising, promotion and marketing agreement with Groupe Arnault. We anticipate that for at least the next two years a substantial portion of our revenues will come from sales of our advertising, promotion and marketing services under this agreement. Although payment for these services has been secured for the term of the agreement by a $45 million pre-payment and a letter of credit for the remaining $105 million of services to be provided under the agreement, Groupe Arnault is under no obligation to renew its relationship with us after the current agreement terminates at the end of June 2002. Furthermore, we anticipate that our revenue growth for the next two years will largely be due to the scheduled growth in revenues under our agreement with Groupe Arnault. Historically, most of our revenue sources have not provided for a similarly-scheduled growth in revenues. If we do not develop significant additional revenue sources in the future our business will be substantially dependent on the Groupe Arnault agreement. Moreover, if Groupe Arnault does not renew its relationship after termination of the current agreement at the end of June 2002, or renews the relationship but at a lower level of commitment, our revenues or growth rate may decline in periods subsequent to the end of the current agreement. We cannot guarantee that we will be able to develop enough additional revenue to offset the loss of revenues that would result if Groupe Arnault does not renew its relationship or that the other revenue sources we may develop will be sufficient to maintain our rate of revenue growth. If either event causes our revenues or our revenue growth rate to be substantially reduced, we may not have sufficient revenues to support our business and the market price of our stock may fall.

Without The Continued Development And Maintenance Of The Internet And The Availability Of Increased Bandwidth To Consumers, Our Business May Not Succeed.

Given the online nature of our business, without the continued development and maintenance of the Internet infrastructure, we could fail to meet our overall strategic objectives and ultimately fail to generate the web site traffic and revenues we expect. This continued development of the Internet includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products including high speed modems, for providing reliable Internet access and services. Because global commerce on the Internet and the online exchange of information is new and evolving, we cannot predict whether the Internet will prove to be a viable commercial marketplace in the long term. The success of our business will rely on the continued improvement of the Internet as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of music. Our business will depend on the ability of our artists and consumers to continue to upload and download mp3 and other music files, as well as to conduct commercial transactions with us, without significant delays or aggravation that may be associated with decreased availability of Internet bandwidth and access to our web site. Our penetration of a broader consumer market will depend, in part, on continued proliferation of high speed Internet access. Even compressed in mp3 format, a typical three minute song file can occupy more than three megabytes of storage space. This file could take as much as two minutes to download over an xDSL or cable modem compared to 10 to 20 minutes over a conventional 56Kbps modem. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increased users or bandwidth requirements may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic, and could result in the Internet becoming an inconvenient or uneconomical source of music and music-related products and services. The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable commercial marketplace for the products or services that we offer.

In Order To Provide Music And Other Content On Our Web site, We Rely Heavily On The Contributions Of Artists Who, Over Time, May Be Difficult To Attract And Retain.

Our success depends on having a web site that offers high quality and diverse music choices, all of which come from outside artists. Our failure to attract and retain artists who can provide us with music and other content would limit the overall quality and quantity of the offerings on our web site and harm our business. Because our contracts with artists are, with few exceptions, non-exclusive and can be terminated by the artist at any time, our retention of artists requires that we offer sufficient benefits, including artist services and artist-oriented content, to encourage them to continue providing us with content. If we are not able to maintain our ability to serve and provide valuable tools to artists, artists may leave our web site and remove their music and other content. This could also prevent us from attracting new artists. We may also lose artists who gain recognition on our web site and then are recruited by or attracted to the traditional music industry. The loss of artists and the inability to attract new artists would impair our ability to generate advertising revenue targeted to our artist community and generate CD revenues.

Our Brand Name And Revenues Could Be Damaged If The Music Provided By Lesser-Known Artists Fails To Meet Consumer Expectations.

Although most of the artists that post music on our web site are not bound by record contracts, some artists, including most internationally-recognized artists, typically sign multi-year exclusive recording contracts that may prevent them from posting music on our web site. To post music on our web site, these artists must typically get permission from their record company. As a result, our access to internationally-recognized artists and our ability to distribute this music or place their music on our web site and on our CDs are limited. For this reason, and because of the emphasis of our business model on under-served artists, we expect our music to continue to concentrate principally on lesser-known and local artists. If the music provided by these lesser-known and local artists fails to meet consumer expectations, our brand name could be damaged and our business may not generate sufficient revenues to survive.

Development Of New Standards For The Electronic Delivery Of Music May Diminish Our Brand Identity And Disrupt The Way We Do Business.

We currently rely on mp3 technology for both brand identity and as a delivery method for the digital distribution of music. Mp3 is an open standard adopted by the Moving Picture Experts Group that makes music files smaller. We do not own or control mp3 technology. The onset of competing industry standards for the electronic delivery of music could significantly affect the way we operate our business as well as the public’s perception of MP3.com as a company. For example, some of the major recording studios have devoted resources to develop a universal standard for the electronic delivery of music, called the Secured

Digital Music Initiative, or SDMI. This delivery method may be available during 2000. In addition, major corporations including Microsoft Corporation, IBM Corporation, AT&T Corp. and Sony Corporation have launched efforts to establish proprietary audio formats that will compete with the mp3 format. Some competitive formats offer security and features that track the number of copies made. The mp3 technology we currently use does not offer these features. These features are especially popular among groups associated with the traditional music industry, and are being promoted by some of our competitors. Widespread industry and consumer acceptance of any of these audio formats could significantly harm our business if we are unable to adapt and respond to these changing standards. Although we are not tied exclusively to the use of mp3 technology or to any other specific standard for the electronic delivery of music, if a proprietary, or closed, music delivery format receives widespread industry and consumer acceptance, we may be required to license additional technology and information from third parties in order to adopt that format. We cannot assure you that this third-party technology and information will be available to us on commercially reasonable terms, if at all. Any failure to obtain any of these technology and information licenses or to successfully reconfigure our music library to support these technologies could prevent us from making our music available in the most widely accepted formats, which could make our offerings less popular or inaccessible to both consumers and artists and thus harm our business.

Mp3 Technology Is Controversial Within The Traditional Music Industry And May Face Continued Opposition, Which May Negatively Affect The Perception Of Our Business, Lead To Market Confusion, Alienate Advertisers And Consumers And Reduce Our Revenue.

The traditional music industry has not embraced the development of the mp3 format to deliver music, in part because users of mp3 technology can download and distribute unauthorized or “pirated” copies of copyrighted recorded music over the Internet. Although our business model for the digital distribution of music can support more than one audio compression format and method of delivery, and is intended to discourage music piracy and ensure that only legitimate music is posted on our web site, our brand identity is currently linked to the mp3 technology. As a result, we may face opposition from a number of different music industry sources including record companies and studios, the Recording Industry Association of America and established artists with record contracts, due to our current brand identity and its potentially negative associations. In addition, adverse news or events relating to mp3 technology may lead to confusion in the public markets regarding our company and its prospects, alienate advertisers and consumers, reduce revenues and harm our overall financial results.

We May Have Difficulty Competing For Or Executing Business Partnerships And Making Acquisitions That We May Need To Expand Our Content And Distribution Channels, Which Could Impair Our Overall Strategic Goals.

Our business strategy includes entering into business partnerships and may include acquiring complementary businesses, technologies, content or products. For example, in June 1999 we entered into a joint venture with Cox Interactive Media to create and operate music-related web sites. We cannot assure you that this joint venture or any other business partnership will be successful. We may be unable to complete suitable business partnerships and acquisitions on commercially reasonable terms, if at all. We expect to face competition for business partnership and acquisition candidates and sponsorships. This competition could impair our ability to successfully pursue these aspects of our business strategy. Business partnerships or acquisitions could disrupt our ongoing business, distract our management and employees and increase our expenses. If we acquire a company, we could face difficulties assimilating that company’s personnel, culture and operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and lack of integration into our existing operations. If we finance the acquisitions by incurring debt or issuing equity securities, this could dilute our existing stockholders. Any amortization of goodwill or other assets, or other charges resulting from the costs of acquisitions, could adversely affect our operating results.

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

We Expect Net Losses In The Future And May Never Achieve Profitability, Which May Cause Our Stock Price To Fall.

In 1999, we had a net loss of approximately $42.5 million. We expect substantial net losses and negative cash flow for the foreseeable future. We believe it is critical to our long term success that we continue to develop MP3.com brand awareness and loyalty through marketing and promotion, expand our artist and consumer networks, develop our online content and expand our other services. We expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve or sustain profitability and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Unless We Obtain Additional Financing, We May Not Be Able To Meet Our Strategic Business Objectives.

Our available cash and equivalents and short and long-term investments in marketable securities are expected to be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds in order to:

•	satisfy any damage awards or settlement costs related to our current litigation proceedings;

•	finance unanticipated working capital requirements;

•	develop or enhance existing services or products;

•	fund distribution relationships;

•	respond to competitive pressures; or

•	acquire complementary businesses, technologies, content or products.

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

Our Stock Price and Trading Volume Has Been And May Continue To Be Extremely Volatile.

The trading price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	developments related to our current or future legal proceedings;

•	actual or anticipated variations in quarterly and/or annual operating results;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates and/or ratings by securities analysts;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	additions or departures of key personnel;

•	sales of common stock;

•	perceived and/or actual sales of our stock by company insiders; and

•	other events or factors, may of which are beyond our control.

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

Substantial Future Sales of Our Common Stock in the Public Market Could Cause Our Stock Price to Fall.

Sales of a large number of shares of our common stock in the public market or the perception that such sales could occur could cause the market price of our common stock to drop. As of March 1, 2000, we had 68,426,730 shares of common stock outstanding, of which approximately 41,854,689 shares are freely transferable without restriction or registration under the Securities Act of 1933, unless such shares are held by our affiliates, as that term is defined in Rule 144 under the Securities Act. Sales of common stock by existing stockholders in the public market, or the availability of such shares for sale, could adversely affect the market price of the common stock.

In July 1999, we filed a registration statement on Form S-8 with the Securities and Exchange Commission covering the 7,606,781 shares of common stock reserved for issuance under our 1998 Equity Incentive Plan and 1999 Employee Stock Purchase Plan and for options issued outside such plans. In February 2000, our board of directors approved our 2000 Equity Incentive Plan, which includes a reserve of 1,100,000 shares available for grant for which we plan to file a registration statement on Form S-8 sometime in the future. Once issued, any shares registered on such Form S-8 registration statements, could be freely transferable without restriction or registration under the Securities Act of 1933, unless such shares are held by our affiliates, as that term is defined in Rule 144 under the Securities Act. Sales of a large number of shares could have an adverse effect on the market price for our common stock.

Holders of approximately 17,088,152 shares of our Common Stock have certain registration rights. In addition, 10% of the 3,347,233 shares purchased by Arkaro Holding B.V. in our initial public offering became available for sale to the public market on January 21, 2000, with an additional 10% becoming eligible on the 21st day of each of the five months thereafter. If such holders, by exercising either their registration rights or their rights under Rule 144 or Rule 701, cause a large number of securities to be registered and/or sold in the public market, such sales could have an adverse effect on the market price for our common stock. If we were to include in a company-initiated registration shares held by such holders pursuant to the exercise of their registration rights, such sales may have an adverse effect on our ability to raise needed capital.

Risks Related To Sales, Marketing And Competition

Unless We Develop A Strong Brand Identity, Our Business May Not Continue To Grow And Our Financial Results May Suffer.

We believe that our historical growth and brand recognition have been largely attributable to frequent and visible national and local media exposure as well as individual, unsolicited promotion of our web site. The frequency or quality of this media exposure or promotion may not continue. We believe that continuing to strengthen our brand will be critical to achieve widespread acceptance of our products and services. Favorable public perception of our brand will depend largely on our ability to continue providing users with high quality products and services and the success of our marketing efforts. We plan to increase our marketing expenditures to create and maintain brand recognition. However, brand promotion activities may not yield increased revenues and, even if they do, any increased revenues may not offset the expenses we incur in building our brand.

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

If We Fail To Collect Accurate And Useful Data About Our Consumers, Potential Advertisers May Not Advertise On Our Web site, Which May Result In Reduced Advertising Revenues.

We plan to use consumer data to expand, refine and target our marketing and sales efforts. We collect most of our data from users who report information to us as they conduct transactions on our web site. If a large proportion of users impede our ability to collect data or if they falsify data, our marketing and sales efforts would be less effective since advertisers generally require detailed demographic data on their target audiences. In addition, laws relating to privacy and the use of the Internet to collect personal information could limit our ability to collect data and utilize our database. Failure to collect accurate and useful data could result in a substantial reduction in advertising revenues, which represented 93.5% of our total revenues during 1999. Because we use e-mail for direct marketing, any legislative or consumer efforts to regulate unsolicited bulk e-mails, commonly referred to as “spam,” as well as other laws regulating the use of e-mail, could significantly impair our sales and marketing efforts and our associated advertising revenue.

We Expect Competition To Increase Significantly In The Future Which Could Reduce Our Revenues, Potential Profits And Overall Market Share.

The market for the online promotion and distribution of music and music-related products is competitive. Barriers to entry on the Internet are relatively low, and we expect competition to increase significantly in the future. We face competitive pressures from numerous actual and potential competitors, many of which have longer operating histories, greater brand name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. We cannot assure you that web sites maintained by our existing and potential competitors will not be perceived by consumers, artists, talent management companies and other music-related vendors or advertisers as being superior to ours. We also cannot assure you that we will be able to maintain or increase our web site traffic levels, purchase inquiries and number of click-throughs on our online advertisements or that competitors will not experience greater growth in these areas than we do. Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could damage the long-term or short-term prospects of our business.

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

We Rely On Cinram International, Inc. To Fulfill All Of Our DAM CDs And Other Merchandise Production And Delivery Obligations And May Be Vulnerable To Unexpected Interruptions Or Discontinuation Of Our Fulfillment Operations.

In November 1999, we outsourced exclusively to Cinram International, Inc. our just-in-time DAM CD production and fulfillment process, as well as the production and fulfillment of our other promotional CD products. The transition of fulfillment operations to Cinram was completed at the end of March 2000. For redundancy, we also currently maintain certain minimal fulfillment capabilities at our main facility in San Diego. Should Cinram cease to provide us with production and fulfillment services for any reason, we cannot assure you that we will be able to fulfill any of our customers’ orders for DAM CDs and other merchandise without significant delays or expense, or at all. Any such loss of fulfillment operations, for any period of time no matter how brief, may substantially and irreparably harm our business reputation and significantly decrease our revenues and our total number of consumers, artists and users.

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

We Must Continue To Upgrade Our Technology Infrastructure, Or We Will Be Unable To Effectively Meet Demand On Our Web site.

In December 1999, an average of approximately 38 gigabytes of musical content was added to our web site each week and traffic to the site increased by approximately 16% from the previous month. We must continue to add hardware and enhance software to accommodate the increased content and use of our web site. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our web site may become unstable and may fail to operate for unknown periods of time. Unscheduled downtime could harm our business and also could discourage users of our web site and reduce future revenues.

Our New Financial Accounting System And Other Internal Systems May Not Work Effectively And As A Result We May Not Have The Information We Need To Record Transactions And Meet Our Accounting And Reporting Obligations, Which In Turn Could Affect Our Ability To Run Our Business Efficiently Or Profitably.

In 1999, we installed a new financial accounting system. If our accounting system does not work effectively, we may experience delays or failures in our accounting processes. This could adversely impact the promptness and accuracy of our transaction processes, and our financial accounting and reporting. To manage the expected growth of our operations and personnel, we will need to improve our operational and financial systems, transaction processing, procedures and controls. Our current and planned systems, transaction processing, procedures and controls may not be adequate to support future operations.

Our Data Warehousing And Web Server Systems May Stop Working Or Work Improperly Due To Natural Disasters, Failure Of Third-Party Services And Other Unexpected Problems.

Since our data warehousing, web server and network facilities are all located in Southern California, an earthquake or other natural disaster could affect all of our facilities simultaneously. An unexpected event like a power or telecommunications failure, fire, flood or earthquake at our on-site data warehousing facility or at either of our two Internet service providers’ facilities could cause the loss of critical data and prevent us from offering our services to artists and consumers. Our business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our web server and network systems, and connect us to the Internet. A failure by any of these third parties to provide these services satisfactorily would impair our ability to access archives and operate our web site.

We May Lose Visitors To Our Web Site And Lose Revenues If Our Online Security Measures Fail.

If the security measures that we use to protect personal information are ineffective, we may lose visitors to our web site which could reduce our revenues. We rely on security and authentication technology licensed from third parties. With this technology, we perform real-time credit card authorization and verification. We cannot predict whether new technological developments could allow these security measures to be circumvented. In addition, our software, databases and servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to spend significant resources to protect against security breaches or to alleviate problems caused by any breaches. We cannot assure that we can prevent all security breaches.

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

We May Be Liable To Third Parties For Music, Software And Other Content That Is Available On Our Web Site And On The CDs We Distribute.

We may be liable to third parties for the content on our web site and on the CDs we distribute:

•	if the music, text, graphics, software or other content on our web site or CDs violates their copyright, trademark, or other intellectual property rights;

•	if our artists violate their contractual obligations to others by providing content on our web site or CDs; or

•	if anything on our web site or CDs is deemed obscene, indecent or defamatory.

We may also be liable for anything that is accessible from our web site through links to other web sites. We attempt to minimize these types of liability by requiring representations and warranties relating to our artists’ ownership of and rights to distribute and submit their content and by taking related measures to review content on our web site and on our CDs. However, alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management’s attention away from our business. See “Intellectual Property.”

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

Item 2. Properties

Our principal administrative, marketing and product development facilities are located in two buildings of approximately 61,000 and 47,000 square feet, respectively, of office space in San Diego, California. Additionally, we have three small offices in Beverly Hills, California, San Francisco, California and Denver, Colorado that are primarily used for sales and marketing activities. A listing of all primary facilities and the corresponding location, square feet, expiration date of the lease, and principal activities is set forth below.

		Approximate	Expiration Date
Location	Principal Activities	Square Feet	of Lease

4790 Eastgate Mall, San Diego, CA 92121	Sales and Marketing, Product Development, Operations and Fulfillment, and General Administrative	61,000	July 2005
4780 Eastgate Mall, San Diego, CA 92121	Sales and Marketing, Product Development, Operations and Fulfillment, and General Administrative	47,000	March 2009

Item 3. Legal Proceedings

On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleges that MP3.com, in connection with its recently-introduced My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act. The complaint further alleges that offering the new My.MP3.com service, which allows a user to listen, via the Internet, to the tracks of certain commercial audio CDs of his or her choosing, constitutes unauthorized copying and willful infringement of plaintiffs’ copyrighted sound recordings. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses reproductions of plaintiffs’ copyrighted sound recordings. In February 2000, MP3.com filed an answer to the complaint denying each of the substantive allegations therein, and the plaintiffs moved for summary judgement. In March 2000, MP3.com filed materials in opposition to the plaintiffs’ motion for summary judgement, which is scheduled to be heard by the court on April 14, 2000.

On March 14, 2000, two large music publishing companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleges that MP3.com, in connection with its recently-introduced My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act, and that MP3.com, in connection with the streaming of audio content to users of the My.MP3.com service, continues to make unauthorized digital phonorecords in violation of the Copyright Act. The complaint further alleges that MP3.com’s actions constitute unauthorized copying and willful infringement of plaintiffs’ copyrights. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses unauthorized reproductions of plaintiffs’ copyrighted works.

MP3.com believes that it has meritorious defenses to the plaintiffs’ claims, including the “fair use” doctrine, based in part on the belief that these services augment the market for music and music CDs, and we intend to vigorously defend against such claims. However, we cannot assure you that we will be successful in defending these lawsuits, and we may be required to pay license fees or substantial damages, including statutory or other damages that far exceed the resources and overall market capitalization of our company. We also may be required at any time by the courts to cease all operations of the My.MP3.com, Instant Listening, Beam-it or other services. Furthermore, our insurance coverage and other capital resources may be inadequate to cover anticipated costs of the lawsuit or any possible settlements or licenses. If successful, either of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these claims still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Item 4. Submission of Matter to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a)  Our common stock began trading on the Nasdaq National Market under the symbol “MPPP” on July 21, 1999. The following table sets forth the range of high and low closing (last sale) prices for our Common Stock, as reported on the Nasdaq National Market for the periods indicated:

	High	Low

1999

Third Quarter (beginning July 21, 2000)	$63.31	$26.75

Fourth Quarter	$61.25	$25.25

As of March 1, 2000, there were approximately 228 stockholders of record of our common stock. Covenants in our financing arrangements will prohibit or limit our ability to declare or pay any cash dividends. We have never declared or paid any cash dividends on our common stock, currently intend to retain any future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

(b)  The effective date of our registration statement on Form S-1 (No. 333-78545) relating to our initial public offering was July 20, 1999. A total of 13,697,233 shares of the Company’s common stock in the aggregate were sold at a price of $28.00 per share to (i) an underwriting syndicate led by Credit Suisse First Boston, Hambrecht & Quest, and BancBoston Robertson Stephens, Inc. and (ii) Arkaro Holding B.V. The offering commenced on July 21, 1999, and closed on July 26, 1999. The initial public offering resulted in gross proceeds of approximately $383.5 million, of which $20.6 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.5 million. Net proceeds to the Company were $360.4 million. From the time of receipt through December 31, 1999, the net proceeds were all applied to temporary investments in corporate commercial paper and notes, U.S. government and agency notes, and money market funds.

Item 6. Selected Financial Data

In the table below, we provide you with selected historical financial data. We have prepared this information using our audited financial statements for the period from March 17, 1998 (inception) to December 31, 1998 and the year ended December 31, 1999. When you read this selected historical financial data, it is important that you read the historical financial statements and related notes as well as the section titled “Management’s Discussion and Analysis of Financial Condition and Operating Results” included elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results (amounts in thousands, except per share data).

SELECTED HISTORICAL FINANCIAL DATA

		Period from
		March 17, 1998
	The Year Ended	(inception) to
	December 31,	December 31,
	1999	1998

Statement of Operations Data:

Net revenues	$21,899	$1,162

Cost of revenues	9,211	215

Gross profit	12,688	947

Operating expenses:

Sales and marketing	23,998	79

Product development	9,417	395

General and administrative	9,307	142

Amortization of deferred compensation	22,288	550

Total operating expenses	65,010	1,166

Loss from operations	(52,322)	(219)

Interest income (expense), net	10,852	(4)

Loss before minority interest and income taxes	(41,470)	(223)

Provision (benefit) for income taxes	(93)	134

Minority interest in loss of unconsolidated subsidiary	(1,105)	—

Net loss	$(42,482)	$(357)

Net loss per share(1):

Basic and diluted	$(0.78)	$(0.01)

Weighted average shares — basic and diluted	54,194	26,183

	December 31,

	1999	1998

Balance Sheet Data:

Cash, cash equivalents, and short-term investments	$427,981	$39

Working capital	388,192	133

Total assets	471,882	463

Total stockholders’ equity	417,550	195

(1)	See Note 1 of Notes to Financial Statements for a description of the computation of the net loss per share and the number of shares used in the per share calculation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This document contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or MP3.com’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions and reflect our expectations and assumptions as of the date of this annual report based on currently available operating, financial and competitive information.

Although MP3.com believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events or results, levels of activity, performance or achievements, all of which may differ materially. We urge you to carefully review and consider the various disclosures made by us which attempt to describe some of the factors which affect our business and may cause such material differences, including without limitation the disclosures made under the caption “Risk Factors,” in the audited financial statements and related footnotes included herein and elsewhere in this annual report on Form 10-K.

Neither MP3.com nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements made in this document. Also, MP3.com is under no obligation, and we assume no obligation, to update any of the forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

MP3.com, Inc. (“MP3.com”) is pioneering a revolutionary approach to the promotion and distribution of music. MP3.com’s web site has grown into a premier online music destination for Internet users around the world. MP3.com uses the Internet and file formats that make music files smaller to enable a growing number of artists to distribute and promote their music worldwide and to enable consumers to conveniently access this expanding music catalog. As of March 1, 2000, MP3.com’s web site contained over 346,000 songs from over 56,000 artists, which we believe represents one of the largest collections of digital music available on the Internet. Consumers can search for, listen to and download music free of charge.

In addition to the wide variety of music available on our web site, consumers have a substantial amount of music already in their personal music collections that they want to access, manage and listen to in a variety of ways. Just as consumers use an Internet service provider as the central mechanism through which they interact with the Internet, individuals are increasingly looking for one central resource, or a “Music Service Provider” (or “MSP”), that allows them to access, manage and listen to all of their music. In January 2000, MP3.com launched the foundation of our Music Service Provider initiative, our upgraded “My.MP3.com” service. The My.MP3.com service allows users to place their CDs and favorite mp3 files online, organize their music and receive personalized music services. In order to maintain MP3.com’s position as the premiere Music Service Provider, MP3.com intends to work through strategic partnerships with leading web sites, application developers, device manufacturers, wireless carriers and connectivity providers to enable our users to access their music anytime, anywhere, on any web-enabled device or application.

MP3.com generates revenue from online advertising, offline advertising and electronic commerce. For the year ended December 31, 1999, 93.5% of MP3.com’s revenues was from the sale of advertising space. MP3.com sells CDs online, both fully-packaged albums created by artists sold through our Digital Automatic Music system, which we call “DAM CDs,” and albums we compile featuring the work of multiple artists, which we call “compilation CDs.” MP3.com also receives revenue from advertisers for their sponsorship of CD samplers, which are distributed free of charge to consumers and contain collections of music. Although the My.MP3.com service is currently free to our users, MP3.com may eventually charge customers a subscription or access fee to such service.

MP3.com was incorporated in March 1998. During 1998, its operations consisted largely of developing the infrastructure necessary to download music on the Internet. Since the beginning of 1999, its growth has been dramatic. The number of employees increased from eight on December 31, 1998 to 274 on December 31, 1999. In December 1999, MP3.com added over 150 artists and over 1,000 new songs on average each day. During December 1999, visitors to MP3.com’s web site viewed over 97 million web pages and listened to or downloaded over 18 million songs.

The Year Ended December 31, 1999 Compared to the Period from March 17, 1998 (inception) to December 31, 1998:

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

		Period from
		March 17,
		1998
	Year Ended	(inception) to
	December 31,	December 31,
	1999	1998

Net revenues:

Online advertising	53.0%	91.2%

Offline advertising	40.5	0.0

Electronic commerce	6.5	8.8

Total net revenues	100.0	100.0

Cost of revenues	42.1	18.5

Gross profit	57.9	81.5

Operating expenses:

Sales and marketing	109.6	6.8

Product development	43.0	34.0

General and administrative	42.5	12.3

Amortization of deferred and other stock based compensation	101.8	47.3

Total operating expenses	296.9	100.4

Loss from operations	(239.0)	(18.9)

Interest income (expense), net	49.6	(0.3)

Loss before minority interest and income taxes	(189.4)	(19.2)

Provision (benefit) for income taxes	(0.4)	11.6

Minority interest in loss of unconsolidated subsidiary	(5.0)	—

Net loss	(194.0)%	(30.8)%

Net Revenues

For the year ended December 31, 1999, net revenues were $21,899,000, derived from online advertisements on our web site, offline advertisements through various promotions and events that were not hosted on our web site and the online sale of CDs and music-related merchandise. This compares to $1,162,000 during the period from March 17, 1998 (inception) to December 31, 1998. The increase in net revenues during the year ended December 31, 1999 over the period from March 17, 1998 (inception) to December 31, 1998 was mostly attributable to a significant increase in online advertisements, the introduction of various offline advertisements and events and a significant increase in CD sales on our web site.

      Revenue from online advertising. For the year ended December 31, 1999, revenues from online advertising were $11,616,000 or 53.0% of net revenues compared to $1,061,000 or 91.2% of net revenues for the period from March 17, 1998 (inception) to December 31, 1998. Online advertising revenues primarily consist of banner, button, portal and sponsorship advertisements on MP3.com’s web site in addition to advertisements placed in e-mail and greeting card campaigns. The duration of MP3.com’s online advertising commitments range from one month to approximately three years. Banner, button and portal advertisements are impression based, requiring the advertisement to be displayed a minimum number of times over the contract period. Sponsorship advertising contracts involve static advertisements, whereby the advertisement is continually displayed on a specified area of the MP3.com web site during the contract period. E-mails containing various advertisements are sent to MP3.com’s artists and users of the MP3.com web site on a regular basis. Greeting cards also contain advertisements and are sent electronically whenever a user of the MP3.com web site requests that a card be delivered to a person(s) of their choice. The increase in revenue from online advertising for the year ended December 31, 1999 as compared to the period from March 17, 1998 (inception) to December 31, 1998 was primarily due to both a significant increase in page view volume resulting from a significant increase in unique visitors, and a significant increase in MP3.com’s advertiser customer base resulting from increased awareness regarding MP3.com and the mp3 technology, development and expansion of music and other content on MP3.com’s web site, and the introduction of new product lines such as e-mail and greeting cards.

      Revenue from offline advertising. For the year ended December 31, 1999, revenues from offline advertising were $8,877,000 or 40.5% of net revenues compared to zero for the period from March 17, 1998 (inception) to December 31, 1998. During the year ended December 31, 1999, offline advertising revenues primarily consisted of advertising sponsorships of CD sampler products, the 28-college Music and Technology Tour (the “M&T Tour”), contests and special events. CD Samplers are multi-media CDs containing advertising, free software, videos and games as well as collections of music from artists that have posted music on the MP3.com web site. These CDs are sponsored by several different advertisers and distributed free of charge to users of MP3.com’s web site who register to receive the CD. The M&T Tour united two internationally known artists with a variety of MP3.com artists to perform at 28 college campuses across the nation. MP3.com recognized revenue from this event in the form of tour sponsorships and ticket sales. MP3.com also held contests during the year that were sponsored by various advertisers and provided prizes to the winners of each contest. Special events consist of functions such as the MP3 Summit which is a two-day event consisting of presentations, panel discussions and sponsors showcasing a variety of technology products and services at the forefront of digital music. Revenues from this event were recognized in the form of event sponsorships and attendee registration fees. The increase in revenue from offline advertising is due to the introduction of all offline products and events during the year ended December 31, 1999. Since MP3.com is considering discontinuing the M&T Tour, we do not anticipate any significant revenues from this product during 2000.

      Revenue from online sales of CDs and other music-related merchandise. For the year ended December 31, 1999, revenues from online sales of CDs and other music-related merchandise was $1,406,000 or 6.5% of net revenues compared to $101,000 or 8.8% of net revenues for the period from March 17, 1998 (inception) to December 31, 1998. Online e-commerce sales consist of DAM and compilation CDs and, to a lesser extent, other music-related merchandise. Since these products were released during September 1998, there was minimal revenue from online sales of CDs and music-related merchandise during the period from March 17, 1998 (inception) to December 31, 1998. The increase in revenues from online sales of CDs and other music-related merchandise during the year ended December 31, 1999 as compared to the period from March 17, 1998 (inception) to December 31, 1999 was primarily due to an increase in the sales volume of DAM CDs (approximately 139,000 units) resulting from increased musical content available on MP3.com’s web site as a result of increased brand awareness, an increase in the average selling price of CDs and, to a lesser extent, the introduction of other music-related merchandise such as clothing and books. In the future, if the number of visitors to MP3.com’s web site continues to grow, and the musical content available continues to grow and improve, revenue from the online sale of CDs could constitute an increasing portion of total net revenues.

      Revenue Concentration; Revenues from Groupe Arnault. We expect that most of our revenues will continue to be derived from third party advertising agreements like those we have with Groupe Arnault, Visitalk, Freeinternet.com, Buy.com and Voquette. In July 1999, MP3.com entered into an agreement with Groupe Arnault, which committed to purchase an aggregate of $150.0 million in advertising, promotion and marketing services from MP3.com over a three-year period beginning October 1999, including $5.0 million in 1999, $40.0 million in 2000, $70.0 million in 2001 and $35.0 million in the first half of 2002. Under this agreement, MP3.com received pre-payments of $45.0 million in July 1999 representing advertising, promo-

tional and marketing services to be delivered by MP3.com in the form of online and offline advertisements from October 1, 1999 through December 31, 2000. During the year ended December 31, 1999, MP3.com recognized revenue of $4.7 million associated with this agreement. MP3.com anticipates recognizing approximately $40.3 million in revenue during 2000 under the terms of this contract. Groupe Arnault revenues will be distributed between online and offline sources based on a changing percentage from quarter to quarter.

Cost of Revenues

Cost of revenues for the year ended December 31, 1999 were $9,211,000 or 42.1% of net revenues compared to $215,000 or 18.5% of net revenues during the period from March 17, 1998 (inception) to December 31, 1998, resulting in gross margins of 57.9% and 81.5%, respectively. The increase in cost of revenues and resulting decrease in gross margin, as a percentage of net revenue, was primarily due to increases in fulfillment costs associated with increased CD volume, bandwidth requirements, royalties to artists, and costs associated with newly introduced products such as CD sampler production costs and costs incurred in conjunction with the M&T Tour and MP3 Summit. CD and other music related merchandise sales typically have unfavorable gross margins which offset the higher gross margins from online and offline advertising products. Since the M&T Tour was a development stage product, direct costs associated with it were substantially in excess of the revenues earned. Since MP3.com is considering discontinuing the M&T Tour, we do not anticipate any significant revenues from this product during 2000. MP3.com anticipates that future gross margins will fluctuate depending on changes in its revenue mix and the timing of expenditures in web site and fulfillment operations.

Sales and Marketing

During the year ended December 31, 1999, sales and marketing expense was $23,998,000 or 109.6% of net revenues compared to $79,000 or 6.8% of net revenues during the period from March 17, 1998 (inception) to December 31, 1999. The increase in sales and marketing expense, both in absolute dollar amounts and as a percentage of net revenue, was primarily due to new marketing programs, substantial increases in sales and marketing payroll and related expenses, non-cash charges related to certain employee costs, marketing and promotion costs associated with the Alanis Morissette and Tori Amos “5 1/2 Weeks” Summer 1999 tour sponsorship, marketing and promotion costs associated with the M&T Tour, amortization of prepaid marketing expenses in connection with our arrangements with internationally known artists, and costs associated with the growth of our business. MP3.com anticipates that overall sales and marketing expense will increase significantly in the foreseeable future; however, sales and marketing expense as a percentage of net revenues may fluctuate depending on the timing of new marketing programs and the addition of sales and marketing personnel.

In the future, MP3.com anticipates that it will enter into arrangements with additional artists and creative talent agencies to secure their promotional and marketing services and obtain rights to their music. Future expenses may include costs related to promotional events, which will be expensed to sales and marketing in the period the event is held. Proceeds from these events, if any, will be credited against promotional expenses incurred. Depending upon the terms and timing of promotional activities, substantial sales and marketing expenses may be incurred in any quarterly or annual period.

Product Development

During the year ended December 31, 1999, product development expense was $9,417,000 or 43.0% of net revenues compared to $395,000 or 34.0% of net revenues during the period from March 17, 1998 (inception) to December 31, 1998. The increase in the level of product development expense, both in absolute dollar amounts and as a percentage of net revenue, was primarily due to increased payroll and related expenses associated with increased headcount, non-cash charges related to certain employee costs, expensed computer supplies, increased computer equipment depreciation, and costs associated with the growth of MP3.com’s business. MP3.com anticipates that overall product development expenses will increase in the foreseeable future; however, product development expenses as a percentage of net revenues may fluctuate depending on the level of future net revenues and the timing of investments in product development and hiring.

General and Administrative

General and administrative expense was $9,307,000 or 42.5% of net revenues during the year ended December 31, 1999 compared to $142,000 or 12.3% of net revenues during the period from March 17, 1998 (inception) to December 31, 1998. The increase in general and administrative expense, both in absolute dollar amounts and as a percentage of net revenue, was primarily a result of increased finance and administrative payroll and related expenses, increased legal and accounting expenses, increased facility related cost, the one-time non-cash charge associated with the relocation to MP3.com’s new facility, and costs associated with the growth of its business. MP3.com anticipates that overall general and administrative expense will increase in the foreseeable future; however, general and administrative expense as a percentage of net revenues may fluctuate depending on the level of future net revenues and the timing of additional investments in general and administrative infrastructure.

Amortization of Deferred Compensation and Other Stock Based Compensation

During the year ended December 31, 1999, MP3.com recorded aggregate deferred compensation of $37,999,000, net, for the grant of stock options which were granted at exercise prices less than the fair value on the grant date. Deferred compensation is being amortized over the vesting period of the granted stock options, which is generally four years. Of total deferred compensation, $20,029,000 was amortized to expense during the year ended December 31, 1999 compared to $550,000 during the period from March 17, 1998 (inception) to December 31, 1998. Additionally, MP3.com recorded $2,259,000 of other stock based compensation expense during the year ended December 31, 1999, primarily related to stock bonus awards and other stock based compensation. The increase in deferred compensation and other stock based compensation expense is primarily related to the increase in the granting of stock options to newly hired executive management and employees, the issuance of stock bonus awards and other director compensation.

Interest Income (Expense), Net

Interest income (net of interest expense) during the year ended December 31, 1999 was $10,852,000 compared to interest expense of $4,000 during the period from March 17, 1998 (inception) to December 31, 1998. The interest income during the year ended December 31, 1999 is directly related to interest income earned on cash and cash equivalent balances and short term investments associated with proceeds from the issuance of common stock in connection with MP3.com’s initial public offering in July 1999, the exercise of stock options and a warrant for the purchase of common stock, and the issuance of Series A, B, and C convertible preferred stock for an aggregate of approximately $426.3 million during 1999. Interest expense during the period from March 17, 1998 (inception) to December 31, 1998 is due to interest incurred on a capital lease.

Provision for Income Taxes

During the year ended December 31, 1999, MP3.com recorded an income tax benefit of $93,000. The income tax benefit is a result of net operating losses incurred during 1999 for which a portion will be carried back to 1998 to obtain an income tax refund. The remaining portion of the 1999 net operating loss for income tax purposes will be carried forward; however, for financial statement purposes, it has been fully reserved. For the period from March 17, 1998 (inception) to December 31, 1998, MP3.com recorded a provision for income taxes of $134,000 as a result of the amortization of deferred compensation, which is not deductible for income tax purposes.

Minority Interest in Loss of an Unconsolidated Subsidiary

Minority interest in the loss of a subsidiary during the year ended December 31, 1999 was $1,105,000 compared to zero for the period from March 17, 1998 (inception) to December 31, 1998. The increase in minority interest in the loss of an unconsolidated subsidiary is directly related to the establishment of MP3Radio.com, a joint venture with Cox Interactive Media, Inc., and reflects expenses incurred to grow the MP3Radio.com business.

Liquidity and Capital Resources

Overview

To date, MP3.com’s operations have been financed from internally generated cash, proceeds from the sale of convertible preferred stock, the proceeds from its initial public offering and, to a lesser extent, the exercise of stock options and equipment financing through a line of credit. As of December 31, 1999, MP3.com had approximately $413.2 million in cash and cash equivalents and short-term investment grade marketable securities. Additionally, MP3.com has a line of credit of $4,766,000 to fund future capital equipment purchases and working capital draws, with a sub-limit of $1,500,000 for credit cards; and a $1,234,000 seventeen-month fully amortizing term loan requiring monthly principal and interest payments expiring in May 2001. Borrowings under the amended line of credit accrue interest at the bank’s prime rate plus 1% (9.25% as of December 31, 1999) and convert into a term loan on November 30, 2000, which shall provide for thirty equal principal payments plus interest as evidenced in a promissory note. MP3.com is required to comply with debt covenants, the most restrictive of which is a minimum liquidity ratio which requires MP3.com to maintain a cash, cash equivalents and accounts receivable balance of the greater of two times current liabilities plus all bank debt or six months cash burn measured on a two month rolling average basis. As of December 31, 1999, we were in compliance with all debt covenants.

Operating Activities

Net cash provided by operating activities during the year ended December 31, 1999 was approximately $29.6 million, consisting primarily of the following:

•	net loss of approximately $42,482,000;

•	amortization of deferred compensation and other stock based compensation of approximately $22,288,000;

•	amortization of stock based marketing costs of approximately $2,857,000;

•	certain employee costs of approximately $4,488,000;

•	non-cash charge associated with the relocation of our facilities of approximately $815,000;

•	an increase in accounts and unbilled receivables of approximately $7,792,000;

•	an increase in prepaid expenses and other assets of approximately $5,353,000;

•	an increase in accounts payable and accrued expenses of approximately $10,296,000; and

•	an increase in deferred revenue of approximately $42,405,000.

Investing Activities

Net cash used in investing activities during the year ended December 31, 1999 was approximately $263,932,000, consisting primarily of property and equipment expenditures of $15,921,000, net purchases of short-term investment grade marketable securities of $233,335,000, and purchases of strategic equity investments of approximately $11,983,000.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 1999 was approximately $427,499,000, consisting primarily of proceeds from the issuance of common stock in connection with MP3.com’s initial public offering during July 1999, the exercise of stock options and the issuance of Series A, B, and C convertible preferred stock.

MP3.com has no material financial commitments other than obligations under its financing agreement with its Cox Interactive Media joint venture MP3Radio.com, its financial commitment to Trans Computing International Corporation (“TCI”), d.b.a. seeUthere.com, credit facilities and operating leases. MP3.com expects to substantially increase expenditures for applications including:

•	computer equipment and furniture and fixtures associated with new employees and facility expansion;

•	web site computer equipment;

•	bandwidth and networking equipment and infrastructure;

•	additional sales and marketing employees;

•	equipment and additional employees related to product development;

•	increased advertising, promotion and branding efforts;

•	investments in entities with whom we have collaborative arrangements; and

•	development and acquisition of content.

Capital requirements in any particular period will depend on the timing of these expenditures.

Recent Events

On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleges that MP3.com, in connection with its recently-introduced My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act. The complaint further alleges that offering the new My.MP3.com service, which allows a user to listen, via the Internet, to the tracks of certain commercial audio CDs of his or her choosing, constitutes unauthorized copying and willful infringement of plaintiffs’ copyrighted sound recordings. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses reproductions of plaintiffs’ copyrighted sound recordings. In February 2000, MP3.com filed an answer to the complaint denying each of the substantive allegations therein, and the plaintiffs moved for summary judgement. In March 2000, MP3.com filed materials in opposition to the plaintiffs’ motion for summary judgement, which is scheduled to be heard by the court on April 14, 2000.

On March 14, 2000, two large music publishing companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleges that MP3.com, in connection with its recently-introduced My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act, and that MP3.com, in connection with the streaming of audio content to users of the My.MP3.com service, continues to make unauthorized digital phonorecords in violation of the Copyright Act. The complaint further alleges that MP3.com’s actions constitute unauthorized copying and willful infringement of plaintiffs’ copyrights. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses unauthorized reproductions of plaintiffs’ copyrighted works.

MP3.com believes that it has meritorious defenses to the plaintiffs’ claims and intends to vigorously defend such claims. However, no assurances can be made that MP3.com will be successful in these or any other lawsuits, and MP3.com may be required to pay significant legal damages, fees and/or settlement amounts or be required to discontinue significant aspects of our business, which could have a material adverse affect on MP3.com and its results of operation and financial position.

During the first three months of 2000, MP3.com made equity investments in privately-held Internet and other technology-based companies, including PacketVideo, Visitalk.com, PortalPlayer, Voquette and TCI, for an aggregate of approximately $31.2 million in cash. PacketVideo provides mobile users with access to streaming media versions of corporate communications, musical and visual entertainment, and information currently available through wired networks. Visitalk.com connects people around the world by enabling unlimited free voice and video calls from any PC to any other PC worldwide. PortalPlayer’s products support Internet-based delivery of multimedia content including music and other audio content, print, and ultimately video content to a variety of playback devices including portable mp3 players, home and automotive entertainment systems and cellular phones. Voquette provides software solutions that enable its users to collect, organize, transfer and play any form of digital audio from the Internet, including mp3 files and streaming audio programming. TCI provides end-to-end event planning services designed to help corporations, organizations and individuals successfully organize, promote and manage events through automated invitations, RSVP management, event resources and online ticketing. In addition to our initial investment in TCI, MP3.com may be required, at the request of TCI, to purchase up to $12 million worth of preferred stock on or before August 2000.

Future Capital Requirements

MP3.com believes that its cash and cash equivalent balances, short-term investments in marketable securities, funds available under its existing line of credit reduced by its financing commitment to the Cox Interactive Media joint venture will be sufficient to satisfy its cash requirements for at least the next 12 months. MP3.com intends to invest its cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

To the extent MP3.com’s net revenues increase in the future, MP3.com anticipates significant increases in its working capital requirements to finance higher relative levels of associated accounts receivable, unbilled receivables and other assets, offset by increases in accounts payable and other liabilities. However, MP3.com does not expect that the increases in accounts payable and other liabilities will offset the increases in accounts receivable, unbilled receivables and other assets.

MP3.com may need to raise additional capital if it expands more rapidly than initially planned, to develop new or enhanced products and/or services, to respond to competitive pressures or to acquire complementary products, content, businesses or technologies. If additional funds are raised through the sale of equity or convertible debt securities, the percentage ownership of MP3.com’s stockholders will be reduced, its stockholders may experience additional dilution and these securities may have rights, preferences or privileges senior to those of its stockholders. There can be no assurance that additional financing will be available at all or on terms favorable to MP3.com. If adequate funds are not available or are not available on acceptable terms, MP3.com’s ability to fund its expansion, take advantage of unanticipated opportunities, develop or enhance products or services or otherwise respond to competitive pressures could be significantly limited. MP3.com’s business may be harmed by these limitations.

Impact of Year 2000

During the year ended December 31, 1999, MP3.com discussed the nature and progress of its plans to become year 2000 ready. In late 1999, MP3.com completed its remediation and testing of systems. As a result of those planning and implementation efforts, MP3.com experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. MP3.com’s year 2000 assessment, remediation and testing activities were conducted by internal personnel, for which MP3.com did not track the employee time expended on these tasks. Accordingly, MP3.com is unable to determine the cost of employee time devoted to year 2000 matters. MP3.com estimates the cost of its year 2000 readiness efforts, including any necessary modifications, upgrading or replacement of computer equipment or software, was less than $100,000. MP3.com is not aware of any material problems resulting from year 2000 issues, either with its products, its internal systems, or the products and services of third parties. MP3.com will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including U.S. government and agencies, corporate debt securities, commercial paper, and money market funds. As of December 31, 1999, approximately 99% of our total portfolio matures in one year or less, with the remainder maturing in less than two years. See Note 1 and 2 of Notes to Financial Statements.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at December 31, 1999.

The following table presents the fair value balances of our cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 1999 (dollars in thousands):

	2000	2001

Cash equivalents	$193,192	$—

Average interest rates	6.21%

Short term investments, excluding equity investments	$215,086	$4,953

Average interest rates	5.90%	6.31%

As of December 31, 1999, we held one derivative financial instrument, a warrant to purchase 1.5 million shares of Cinram International, Inc. The deemed fair value of this warrant was $2,611,000. See Note 2 of the financial statements for an explanation of how this financial instrument was valued. In addition, we had outstanding debt as of December 31, 1999 of approximately $1.2 million.

Foreign Currency Risk

Currently, all of MP3.com, Inc.’s sales and expenses are denominated in U.S. dollars and as a result the Company has experienced no foreign exchange gains and losses.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

MP3.com, Inc.

We have audited the accompanying balance sheets of MP3.com, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 1999 and for the period from March 17, 1998 (inception) to December 31, 1998. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements are the responsibility of MP3.com’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MP3.com, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from March 17, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

San Diego, California

January 21, 2000,
except for Note 8, as to which the date is
March 29, 2000

MP3.com, Inc.

BALANCE SHEETS

(In Thousands, Except Share Data)

ASSETS

	December 31,

	1999	1998

Current assets:

Cash and cash equivalents	$193,192	$39

Short-term investments in marketable securities	234,789	—

Accounts receivable, net of allowance for doubtful accounts of $600 and $57 in 1999 and 1998, respectively	6,871	293

Unbilled receivables	1,279	65

Prepaid expenses	2,878	—

Other current assets	3,456	—

Total current assets	442,465	397

Property and equipment, net of accumulated depreciation	13,849	52

Strategic investments	11,983	—

Prepaid marketing and promotions expense	2,162	—

Other non-current assets	1,423	14

Total assets	$471,882	$463

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5,659	$37

Line of credit	1,234	14

Accrued expenses	5,019	104

Deferred revenues	42,361	15

Deferred income taxes	—	94

Total current liabilities	54,273	264

Other liabilities	59	4
Commitments and contingencies (Notes 5 and 8)

Stockholders’ equity:

Preferred stock, par value $0.001 per share; 15,000,000 and none authorized at December 31, 1999 and 1998, respectively, none issued and outstanding at December 31, 1999 and 1998	—	—

Common stock, par value $0.001 per share; authorized 300,000,000 and 50,000,000 at December 31, 1999 and 1998, respectively; 68,620,913 and 29,249,999 issued and outstanding at December 31, 1999 and 1998, respectively	69	29

Additional paid in capital	477,272	701

Notes receivable from stockholder	(258)	—

Deferred compensation	(18,148)	(178)

Accumulated other comprehensive income	1,454	—

Accumulated deficit	(42,839)	(357)

Total stockholders’ equity	417,550	195

Total liabilities and stockholders’ equity	$471,882	$463

See accompanying notes.

MP3.com, Inc.

STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

		Period from
		March 17,
		1998
	Year Ended	(inception) to
	December 31,	December 31,
	1999	1998

Net revenues	$21,899	$1,162

Cost of revenues	9,211	215

Gross profit	12,688	947

Operating expenses:

Sales and marketing	23,998	79

Product development	9,417	395

General and administrative	9,307	142

Amortization of deferred and other stock based compensation	22,288	550

Total operating expenses	65,010	1,166

Loss from operations	(52,322)	(219)

Interest income (expense), net	10,852	(4)

Loss before minority interest and income taxes	(41,470)	(223)

Provision (benefit) for income taxes	(93)	134

Minority interest in loss of unconsolidated subsidiary	(1,105)	—

Net loss	$(42,482)	$(357)

Net loss per share:

Basic and diluted	$(0.78)	$(0.01)

Weighted average shares — basic and diluted	54,194	26,183

See accompanying notes.

MP3.com, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

					Notes
					Additional	Receivable
	Preferred	Preferred	Common	Common	Paid In	from
	Shares	Stock	Shares	Stock	Capital	Stockholder

Issuance of common stock in exchange for certain assets and liabilities	—	$—	26,179	$26	$(26)	$—

Exercise of stock options	—	—	3,071	3	(1)	—

Deferred compensation related to the grant of stock options for common stock	—	—	—	—	728	—

Amortization of deferred compensation	—	—	—	—	—	—

Net loss and comprehensive loss	—	—	—	—	—	—

Balance at December 31, 1998	—	—	29,250	29	701	—

Exercise of stock options in exchange for notes receivable from stockholders	—	—	3,169	3	335	(338)

Cancellation of notes receivable from stockholder	—	—	(724)	(1)	(77)	78

Repayment of note receivable from stockholder	—	—	—	—	—	2

Issuance of Series A, B and C convertible preferred stock, net of issuance costs of $93	12,872	13	—	—	60,977	—

Issuance of common stock in conjunction with the initial public offering, net of issuance costs of $23,124	—	—	13,697	14	360,398	—

Conversion of convertible preferred stock to common stock	(12,872)	(13)	19,308	19	(6)	—

Exercise of warrants in connection with promotion agreement	—	—	659	1	2,410	—

Issuance of common stock in connection with certain promotion agreements	—	—	112	1	2,610	—

Issuance of stock bonus awards	—	—	62	—	1,890	—

Contribution of common stock to MP3.com Foundation	—	—	100	—	767	—

Exercise of common stock options	—	—	2,988	3	5,021	—

Acceleration of stock option vesting	—	—	—	—	4,247	—

Deferred compensation, net of forfeitures	—	—	—	—	37,999	—

Amortization of deferred compensation	—	—	—	—	—	—

Comprehensive loss:

Net loss	—	—	—	—	—	—

Net, unrealized gain on marketable securities	—	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—	—

Balance at December 31, 1999	—	$—	68,621	$69	$477,272	$(258)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other		Total
	Deferred	Comprehensive	Accumulated	Stockholders’
	Compensation	Income	Deficit	Equity

Issuance of common stock in exchange for certain assets and liabilities	$—	$—	$—	$—

Exercise of stock options	—	—	—	2

Deferred compensation related to the grant of stock options for common stock	(728)	—	—	—

Amortization of deferred compensation	550	—	—	550

Net loss and comprehensive loss	—	—	(357)	(357)

Balance at December 31, 1998	(178)	—	(357)	195

Exercise of stock options in exchange for notes receivable from stockholders	—	—	—	—

Cancellation of notes receivable from stockholder	—	—	—	—

Repayment of note receivable from stockholder	—	—	—	2

Issuance of Series A, B and C convertible preferred stock, net of issuance costs of $93	—	—	—	60,990

Issuance of common stock in conjunction with the initial public offering, net of issuance costs of $23,124	—	—	—	360,412

Conversion of convertible preferred stock to common stock	—	—	—	—

Exercise of warrants in connection with promotion agreement	—	—	—	2,411

Issuance of common stock in connection with certain promotion agreements	—	—	—	2,611

Issuance of stock bonus awards	—	—	—	1,890

Contribution of common stock to MP3.com Foundation	—	—	—	767

Exercise of common stock options	—	—	—	5,024

Acceleration of stock option vesting	—	—	—	4,247

Deferred compensation, net of forfeitures	(37,999)	—	—	—

Amortization of deferred compensation	20,029	—	—	20,029

Comprehensive loss:

Net loss	—	—	(42,482)	(42,482)

Net, unrealized gain on marketable securities	—	1,454	—	1,454

Total comprehensive loss	—	—	—	(41,028)

Balance at December 31, 1999	$(18,148)	$1,454	$(42,839)	$417,550

See accompanying notes.

MP3.com, Inc.

STATEMENTS OF CASH FLOWS

(In Thousands)

		Period from
		March 17, 1998
	Year Ended	(inception) to
	December 31,	December 31,
	1999	1998

Operating activities:

Net loss	$(42,482)	$(357)

Adjustments to reconcile net loss to cash provided by operating activities:

Depreciation	1,395	10

Deferred income taxes	(98)	98

Employee costs	4,488	—

Amortization of stock based marketing	2,857	—

Amortization of deferred and other stock based compensation	22,288	550

Contribution to the MP3.com Foundation	767	—

Non-cash lease abandonment expense	815	—

Changes in operating assets and liabilities:

Accounts receivable	(6,578)	(224)

Unbilled receivables	(1,214)	(65)

Prepaid expenses and other current assets	(5,353)	—

Accounts payable	5,622	25

Accrued expenses	4,674	105

Deferred revenues	42,405	15

Cash provided by operating activities	29,586	157

Investing activities:

Purchase of property and equipment	(15,921)	(29)

Maturities of marketable securities	45,000	—

Purchases of marketable securities	(278,335)	—

Purchases of strategic investments	(11,983)	—

Other assets	(2,693)	(14)

Cash used in investing activities	(263,932)	(43)

Financing activities:

Proceeds from notes receivable	2	—

Payments of notes payable	—	(73)

Payments under capital lease obligations	(14)	(19)

Proceeds from line of credit	1,234	—

Proceeds from the issuance of convertible preferred stock, common stock and common stock warrants	426,277	2

Cash provided by (used in) financing activities	427,499	(90)

Increase in cash and cash equivalents	193,153	24

Cash and cash equivalents at beginning of period	39	15

Cash and cash equivalents at end of period	$193,192	$39

See accompanying notes.

MP3.com, Inc.

NOTES TO FINANCIAL STATEMENTS

  1. The Company and Summary of Significant Accounting Policies

The Company

MP3.com, Inc. (“MP3.com”) is developing a revolutionary approach to the promotion and distribution of music. MP3.com uses the Internet and file formats that make music files smaller to enable a growing number of artists to distribute and promote their music worldwide and to enable consumers to conveniently access this expanding music catalog. Consumers can search for, listen to and download music free of charge. MP3.com also is developing its role as a central resource, Music Service Provider (“MSP”), to allow users to access, manage and listen to their personal music collections anytime, anywhere, on any web-enabled device or application. MP3.com was incorporated in the state of Delaware on March 17, 1998 and commenced operations on that date.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the financial statements and accompanying footnotes. Actual results could differ from those estimates.

Concentration of Credit Risks

Financial instruments that potentially subject MP3.com to significant concentration of credit risk consist primarily of cash, cash equivalents, short-term and strategic investments, and accounts receivable. Substantially all of MP3.com’s cash, cash equivalents, and short-term investments are managed by three financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States and France. MP3.com maintains reserves for potential credit losses; historically, such losses have been within management’s expectations.

One customer accounted for 21.3% of net revenues for the year ended December 31, 1999. Three customers accounted for 19.0%, 12.2%, and 10.3%, respectively, of net revenues for the period from March 17, 1998 (inception) to December 31, 1998. Additionally, MP3.com obtains a significant percentage of its revenues through various advertising products from Internet and high technology companies.

Cash and Cash Equivalents, Short and Long-Term Investments

MP3.com invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents, and those with original maturities greater than three months are considered short-term investments.

MP3.com’s short-term investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, recorded in stockholders’ equity as comprehensive income. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. As of December 31, 1999, MP3.com recorded net unrealized gains, net of income taxes, of approximately $1.5 million.

MP3.com also invests in equity instruments of privately-held Internet and other technology companies for strategic business purposes. These investments are included in strategic investments and are accounted for under the cost method when ownership is less than 20%. For these investments, MP3.com’s policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. MP3.com identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

MP3.com, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

MP3.com’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, unbilled receivables, accounts payable, deferred revenues, accrued expenses and line of credit. Cash equivalents and short-term investments are stated at fair value, based on quoted market prices. The estimated value of all other financial instruments at December 31, 1999 and 1998 was not materially different from the values presented in the respective balance sheets.

Computer Software for Internal Use

MP3.com does not sell or license the rights to future use of its software; accordingly, software development costs, consisting of internally developed software and web site development costs, are accounted for in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with SOP 98-1, internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over the useful lives of the related software application of up to three years. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the Internet industry and technology in general. MP3.com capitalized $410,000 and $0 of software development costs for the year ended December 31, 1999 and for the period from March 17, 1998 (inception) to December 31, 1998, respectively. Depreciation associated with the capitalized software development costs totaled $48,000 and $0 for the year ended December 31, 1999 and for the period from March 17, 1998 (inception) to December 31, 1998, respectively.

Depreciation and Amortization

Property and equipment is stated at historical cost and depreciated using the straight-line method over the estimated useful lives of 2 to 5 years. Leasehold improvements are amortized over the shorter of their estimated useful lives, generally five years, or the lease term.

Impairment of Long-Lived Assets

MP3.com evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.” SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of these assets exceeds the future undiscounted cash flows attributable to these assets. MP3.com assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows. MP3.com has identified no such impairment losses as of December 31, 1999. All of MP3.com’s long-lived assets are located in the United States.

Revenue Recognition

MP3.com’s revenues are derived from online advertising, offline advertising and electronic commerce. Online advertising revenues primarily consist of banner, button, portal and sponsorship advertisements on our web site in addition to advertisements placed in e-mail and greeting card campaigns. Banner, button, portal, e-mail and greeting card advertisements are impression based, requiring the advertisement to be displayed or delivered a minimum number of times over the contract period. Sponsorship advertising contracts involve static

MP3.com, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

advertisements, whereby the advertisement is continually displayed on a specified area of the MP3.com web site during the contract period. Impression based contract revenues are recognized as the impression is displayed on the MP3.com web site or delivered via e-mail or greeting card to the intended addressee. In these circumstances, MP3.com recognizes revenues as impressions are delivered. To the extent minimum guaranteed impressions are not met, MP3.com defers recognition of the corresponding revenues until the remaining guaranteed impressions are delivered. Sponsorship advertisement contract revenues are recognized evenly over the period in which the advertisement is displayed.

Offline advertising revenues primarily consist of advertising sponsorships of CD sampler products, the Music and Technology Tour (“M&T Tour”), contests and special events. CD sampler revenue is recognized upon the shipment of each CD to the registered recipient. M&T Tour revenue consisted of ticket sales, recognized the day of the concert, and tour sponsorships, recognized evenly over the dates of the tour. Contest revenue is recognized upon determination of the contest winner and revenue associated with special events is recognized on the date the event occurs.

Electronic commerce revenues primarily consist of online sales of DAM CDs and other music-related merchandise. Revenue derived from the sale of DAM CDs and music-related merchandise is recognized upon shipment at the gross sales price. The portion of the sales price payable to artists as royalties is expensed to cost of revenues and accrued at the time revenue is recorded.

Deferred revenue represents payments or billings in excess of revenue recognized. Unbilled receivables represent revenues recognized in excess of billings. At December 31, 1999, deferred revenue primarily consisted of approximately $40.3 million related to a prepayment from Groupe Arnault for advertising, promotion and marketing services to be provided by MP3.com through December 31, 2000.

Product Development Costs

Product development costs include expenses incurred by MP3.com to manage, monitor, maintain and operate MP3.com’s web site. Product development costs are expensed as incurred.

Advertising Costs

MP3.com recognizes advertising expenses in accordance with Statement of Position (“SOP”) 93-7 “Reporting on Advertising Costs.” As such, MP3.com expenses the costs of producing advertisements at the time the respective advertisement is first used. MP3.com does not incur any direct-response advertising costs. Advertising expense totaled approximately $2 million and $10,000 for the year ended December 31, 1999 and for the period from March 17, 1998 (inception) to December 31, 1998, respectively.

Stock-Based Marketing Promotions

MP3.com, on occasion, enters into agreements with internationally known artists whereby the artists typically provide content for the MP3.com web site and agree to various promotional activities in exchange for equity instruments of MP3.com. These transactions are recorded as prepaid stock-based marketing promotions and are charged to expense as sales and marketing costs over the term of the agreement. The recorded value of the prepaid marketing promotion is based on the fair market value of the equity instruments on the issuance date. Depending upon the nature of the promotional activity, a portion of the prepaid marketing promotion costs could be amortized to cost of revenues. During the year ended December 31, 1999, we recorded approximately $4.8 million as prepaid stock-based marketing promotions, of which approximately $2.9 million was charged to expense as sales and marketing costs. At December 31, 1999, approximately $1.9 million of prepaid stock-based marketing promotions were classified as other current assets and other non-current assets.

MP3.com, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

MP3.com accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the deemed fair value of MP3.com’s stock over the employee’s exercise price. When the exercise price of the employee stock option is less than the fair value price of the underlying stock on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. Deferred compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 98-16, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Accordingly, deferred compensation is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest. MP3.com has recorded deferred compensation cost corresponding to the grants of stock options to employees and consultants of $20 million and $550,000 during the year ended December 31, 1999 and for the period from March 17, 1998 (inception) to December 31, 1998, respectively.

Net Loss Per Share

MP3.com computes net loss per share following SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common shares and incremental common shares issuable upon the exercise of stock options, are included in diluted net loss per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of dilutive net loss per share for the year ended December 31, 1999 and for the period from March 17, 1998 (inception) to December 31, 1998, because the effect would be anti-dilutive.

Under the provisions of SAB 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

MP3.com, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net loss per share as follows (in thousands, except per share amounts):

		Period from
		March 17,
		1998
	Year Ended	(inception) to
	December 31,	December 31,
	1999	1998

Numerator:

Net loss	$(42,482)	$(357)

Denominator:

Weighted average shares outstanding	59,306	26,200

Weighted average unvested common shares subject to repurchase agreements	(5,112)	(17)

Denominator for basic and diluted calculation	54,194	26,183

Net loss per share:

Basic and diluted	$(0.78)	$(0.01)

Dilutive common stock equivalents include common stock options and preferred stock as if converted and restricted stock that has not yet fully vested. Potentially dilutive securities totaled 5,050,035 and 17,146 for the year ended December 31, 1999 and for the period from March 17, 1998 (inception) to December 31, 1998, respectively, and were excluded from the diluted earnings per share because of their anti-dilutive effect.

Comprehensive Income

MP3.com adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive loss. There were no differences between MP3.com’s net loss and its total comprehensive loss for the year ended December 31, 1999, except for net unrealized gains on investments of approximately $1.5 million.

Segment Information

MP3.com adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. MP3.com identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. MP3.com believes it operates in a single business segment and adoption of this standard did not have a material impact on MP3.com’s financial statements. Through December 31, 1999, there have been no foreign operations.

MP3.com, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

A summary of advertising and merchandise revenue from customers is as follows (in thousands):

		Period from
		March 17, 1998
	Year Ended	(inception) to
	December 31,	December 31,
	1999	1998

Advertising	$20,493	$1,061

Merchandise	1,406	101

	$21,899	$1,162

Statements of Cash Flows

The table below discloses supplemental cash flow information and non-cash activities (in thousands):

		Period from
		March 17, 1998
	Year Ended	(inception) to
	December 31,	December 31,
	1999	1998

Supplemental disclosures of cash flow information:

Interest paid	$119	$3

Taxes paid	$171	$1

Supplemental schedule of non-cash activities:

Property and equipment acquired under capital leases	$—	$33

Common stock issued for notes receivable	$338	$—

Cancellation of stockholder notes receivable	$78	$—

Unrealized gain on marketable securities, net	$1,454	$—

Issuance of common stock and common stock warrants for marketing promotions and bonuses	$6,692	$—

Compensation associated with acceleration of stock option vesting	$4,247	$—

Contribution of common shares to the MP3.com Foundation	$767	$—

Other stock based compensation	$369	$—

Deferred compensation, net of forfeitures	$37,999	$728

Recent Accounting Pronouncements

In June 1999, the FASB issued Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of FASB Statement No. 133” (“SFAS No. 137”). The Statement defers for one year the effective date of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 137 now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which is required to be adopted in years beginning after June 15, 1999. SFAS No. 133 will require MP3.com to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. MP3.com has not yet

MP3.com, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

determined if it will early adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of MP3.com.

  2. Investments

Marketable Securities

At December 31, 1999, short-term investments in marketable securities were classified as available-for-sale as follows (in thousands):

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

Short-term Investments

Corporate debt securities	$151,384	$22	$23	$151,383

U.S. government and agencies	68,655	1	—	68,656

Publicly traded equity securities	13,347	1,403	—	14,750

	$233,386	$1,426	$23	$234,789

Cash Equivalents

Commercial paper	$102,962	$37	—	$102,999

Money market fund	17,307	—	—	17,307

U.S. government and agencies	72,959	14	—	72,973

	$193,228	$51	$—	$193,279

As of December 31, 1999, the balance sheet caption “cash and cash equivalents” included a book cash deficit of approximately $87.

At December 31, 1999, MP3.com held a warrant in a publicly traded company. The warrant was classified as available-for-sale marketable securities and reported at fair value with unrealized gains recorded in stockholders’ equity as comprehensive income. The fair value of the warrant was determined using the Black-Scholes model based on the following assumptions:

December 31,
1999

Risk free interest rate	5.5%

Expected life (years)	4.0

Dividend yield	1.0%

Expected volatility	46.7%

Public price of common stock	$8.09

The contractual maturities of debt securities classified as available-for-sale as of December 31, 1999 are as follows (in thousands):

Estimated
Fair Value

Due within one year	$408,365

Due after one year through two years	4,953

$413,318

Realized gains and losses for the year ended December 31, 1999 were immaterial to MP3.com’s financial results. MP3.com did not hold any investments at December 31, 1998.

MP3.com, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Investments in Joint Venture, Internet, and Other Technology-Based Companies

Investments in joint ventures and other companies that MP3.com does not control but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Equity method investments are stated at their cost of acquisition adjusted for MP3.com’s equity in undistributed net income (loss) since the date of acquisition. Investments that the MP3.com does not control and does not have the ability to exercise significant influence over operating and financial policies are accounted for by the cost method. Cost method investments are carried at their cost of acquisition. Cost method investments in publicly traded companies are subsequently marked to market with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the balance sheet.

During the year ended December 31, 1999, MP3.com closed a number of investments focused on establishing strategic business relationships. These investments provided MP3.com with equity ownership interests in Internet and other technology-based companies in exchange for $25.3 million in cash. Additionally, MP3.com recognized revenues of $495,000 from these strategic business relationships during the year ended December 31, 1999. The investment in Cinram is accounted for under the provisions of SFAS No. 115. The investments in Freeinternet.com and Colleges.com are accounted for under the cost method. The investment in MP3Radio.com is accounted for under the equity method of accounting.

Subsequent to an investment purchase, MP3.com evaluates whether later events and circumstances indicate that the carrying amount of such investment is impaired. If a decline in fair value of the investment below its cost basis is judged to be other than temporary, the investment is considered to be impaired, and the carrying amount of the investment is written down to fair value as a new cost basis and recognized in equity losses of unconsolidated affiliated companies. The new cost basis is not changed for subsequent recovery, if any, in the fair value of the investment. MP3.com’s future results of operations for a quarter or a year could be materially affected by a non-cash write down in the carrying amount of these investments to recognize an impairment loss due to an other than temporary decline in the value of these investments. To date, no such impairment has occurred.

  3. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,

	1999	1998

Compact disc database	$385	$—

Computer equipment	8,321	53

Software	1,461	—

Office furniture and equipment	3,711	9

Leasehold improvements	1,310	—

	15,188	62

Accumulated depreciation	(1,339)	(10)

	$13,849	$52

During the year ended December 31, 1999, MP3.com incurred a lease abandonment charge of $815,000 when it moved to its new facilities. This charge includes a write-off of certain furniture and leasehold improvements of $795,000, net of accumulated depreciation of $66,000.

MP3.com, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

  4. Related Party Transactions

On January 25, 1999, MP3.com loaned to its President and Chief Operating Officer $260,000 which was used to exercise an option to purchase 2,437,500 shares of common stock that was granted to him under the Company’s 1998 Equity Incentive Plan. The loan, as amended, is a full recourse note secured by 187,500 shares of MP3.com’s common stock that bears interest at 4.64% and is due in January 2003. During the year ended December 31, 1999, payments totaling approximately $2,000 were made to repay an amount equal to the par value of the shares purchased.

During the year ended December 31, 1999, the Chairman and Chief Executive Officer of Gateway, Inc. (“Gateway”) held a seat on the Board of Directors of MP3.com. During this same period of time, MP3.com purchased approximately $510,000 of computers and computer related equipment from Gateway.

  5. Lease Commitments

MP3.com leases its facilities and some of its furniture under noncancellable operating leases, expiring at various dates through March 2009.

Future minimum annual lease payments under noncancellable operating leases at December 31, 1999 are as follows (in thousands):

Operating Leases

Year ended December 31, 2000	$1,950

2001	1,935

2002	2,001

2003	1,984

2004	1,914

Thereafter	4,554

Minimum lease payments	$14,338

Rent expense totaled $896,000 and $10,000 for the year ended December 31, 1999 and for the period from March 17, 1998 (inception) to December 31, 1998, respectively.

  6. Stockholders’ Equity

Common Stock

In July 1999, the Board of Directors authorized a 3-for-2 stock split of all outstanding common stock. All share and per share information has been retroactively restated to reflect the stock splits.

On July 21, 1999, MP3.com effected its initial public offering of common stock. A total of 13,697,233 shares were sold at a price of $28.00 per share. The offering resulted in net proceeds to MP3.com of approximately $360.4 million, net of an underwriting fee of $20.6 million and offering expenses of $2.5 million. Upon the closing of MP3.com’s initial public offering, all 12,871,681 shares of the Series A, B, and C Convertible Preferred Stock converted into 19,307,516 shares of common stock.

Stock Options

During 1998, MP3.com adopted the Founders Stock Option Plan (the “Founders Plan”) and the 1998 Equity Incentive Plan (the “Incentive Plan”) for the granting of both incentive and non-qualified stock options. Under the plans, incentive stock options may be granted to employees, directors, and officers of MP3.com and non-qualified stock options may be granted to consultants, employees, directors, and officers of MP3.com. Options granted under the plans are for periods not to exceed ten years, and must be issued at prices not less

MP3.com, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

than 100% and 50%, for incentive and nonqualified stock options, respectively, of the fair value of the stock on the date of grant, as determined by the Board of Directors. Options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair value of the stock on the date of grant, as determined by the Board of Directors.

The Founders Plan reserved 3,071,250 shares of common stock for grants to founders of MP3.com. During 1998, all of the shares reserved in the Founders Plan were granted, and in December 1998 all of the shares were exercised at $0.001 per share. The Founders shares were obtained by an early exercise and are subject to be repurchased by MP3.com at the original exercise price. As of December 31, 1999, there were 1,694,687 shares vested and 1,376,564 shares could be repurchased by MP3.com.

The Incentive Plan reserved 12,750,000 shares, as amended, of common stock for granting to employees and non-employees of MP3.com. Grants under the Incentive Plan generally vest over four years with 25% of the shares vesting on the first anniversary of the grant and   1/36 of the remaining shares vesting in equal installments monthly for the following 36 months.

The following table summarizes MP3.com’s stock option activity for both the Founders Plan and Incentive Plan:

			Weighted Average
	Available For	Options	Exercise Price
	Grant	Outstanding	Per Share

Balance at March 17, 1998 (inception)	—	—	—

Shares reserved	9,821,250	—	—

Shares granted	(3,071,250)	3,071,250	$0.001

Shares exercised	—	(3,071,250)	$0.001

Balance as of December 31, 1998	6,750,000	—	—

Increase in shares available	6,000,000	—	—

Shares granted	(13,106,260)	13,106,260	$8.28

Shares exercised	—	(5,769,479)	$0.85

Shares forfeited	902,600	(902,600)	$3.66

Balance as of December 31, 1999	546,340	6,434,181	$15.53

For the period from March 17, 1998 (inception) to December 31, 1998, the weighted average exercise price and weighted average grant date fair value for options to purchase 2,193,750 shares of common stock that were granted at exercise prices less than deemed fair value were approximately $0.001 and $0.33, respectively. The remaining options to purchase 877,500 shares of common stock were granted at exercise prices equal to the fair value. For the year ended December 31, 1999, the weighted average grant date fair value for options granted at exercise prices less than fair value was approximately $4.93 and 2,641,260 options were granted at exercise prices equal to or in excess of fair value.

MP3.com, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding as of December 31, 1999:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$ 0.11 – $14.00	3,872,971	9.3	$2.20	641,893	$0.84
$28.00 – $40.19	1,933,610	9.8	$32.02	18,750	$35.99
$42.25 – $55.63	627,600	9.8	$47.05	4,200	$43.62

	6,434,181	9.5	$15.53	214,843	$4.40

Employee Stock Purchase Plan

In May 1999, MP3.com’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 300,000 shares of Common Stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of MP3.com’s Common Stock on every January 31 and July 31. The price of the Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of the offering period or the specified purchase date. There were no shares purchased under the Purchase Plan during the year ended December 31, 1999.

Pro Forma Disclosures

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if MP3.com accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. The compensation cost associated with MP3.com’s stock-based compensation plans, determined using the minimum value method prescribed by SFAS 123, did not result in a material difference from the reported net income for the period from March 17, 1998 (inception) to December 31, 1998.

MP3.com calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

		Period from
		March 17,
		1998
	Year Ended	(inception) to
	December 31,	December 31,
	1999	1998

Risk-free interest rates	5.3%	5.5%

Expected lives (in years)	4.6	5.0

Dividend yield	0%	0%

Expected volatility	107%	0%

MP3.com, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

The effect of compensation cost on net income and earnings per share for the year ended December 31, 1999 is as follows (in thousands, except per share amounts):

Year Ended
December 31,
1999

Net loss as reported	$(42,482)

Pro forma net loss under SFAS 123	$(47,341)

Pro forma net loss per share, basic and diluted under SFAS 123	$(0.87)

Weighted average fair value of options granted	$6.26

Because grants of additional stock options are expected to occur each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

  7. Income Taxes

MP3.com accounts for income taxes following the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, under which the liability method is used to calculate deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The provision (benefit) for income taxes is as follows (in thousands):

		Period from
		March 17,
		1998
	Year Ended	(inception) to
	December 31,	December 31,
	1999	1998

Current:

Federal	$(93)	$28

State	—	7

Total current	(93)	35

Deferred:

Federal	—	77

State	—	22

Total deferred	—	99

Provision for income taxes	$(93)	$134

MP3.com, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Significant components of the net deferred tax assets are shown below (in thousands). A valuation allowance of $6,078,000 has been recognized at December 31, 1999 as realization of such assets is uncertain.

	December 31,

	1999	1998

Deferred tax assets:

Net operating loss	$5,723	$—

Accounts receivable reserve	195	—

Accrued vacation	214	—

Total deferred tax assets	6,132	—

Deferred tax liabilities:

Depreciation	(42)	—

Accrual to cash basis	—	(97)

Other	(12)	(2)

Total deferred tax liabilities	(54)	(99)

Total deferred tax assets (liabilities)	6,078	(99)

Valuation allowance	(6,078)	—

Net deferred tax assets (liabilities)	$—	$(99)

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes is as follows (in thousands):

		Period from
		March 17,
		1998
	Year Ended	(inception) to
	December 31,	December 31,
	1999	1998

U.S. federal taxes at the statutory rate	$(14,099)	$(76)

State taxes, net of federal benefit	12	20

Non-deductible amortization of deferred compensation	7,578	187

Non-deductible stock based compensation	1,780	—

Valuation allowance	4,578	—

Other non-deductible expenses	58	3

	$(93)	$134

As of December 31, 1999, MP3.com has federal net operating loss carryforwards of approximately $13.1 million expiring in 2019 and state net operating loss carryforwards of approximately $13.4 million expiring in 2006.

  8. Subsequent Events

Legal Proceedings

On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleges that MP3.com, in connection with its recently-introduced My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act. The complaint further alleges that offering the new My.MP3.com service, which allows a user to listen, via the Internet, to the tracks of certain commercial audio CDs of his or her choosing, constitutes unauthorized copying and willful infringement of plaintiffs’ copyrighted sound recordings. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or

MP3.com, Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

any other service that uses reproductions of plaintiffs’ copyrighted sound recordings. In February 2000, MP3.com filed an answer to the complaint denying each of the substantive allegations therein, and the plaintiffs moved for summary judgement. In March 2000, MP3.com filed materials in opposition to the plaintiffs’ motion for summary judgement, which is scheduled to be heard by the court on April 14, 2000.

On March 14, 2000, two large music publishing companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleges that MP3.com, in connection with its recently-introduced My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act, and that MP3.com, in connection with the streaming of audio content to users of the My.MP3.com service, continues to make unauthorized digital phonorecords in violation of the Copyright Act. The complaint further alleges that MP3.com’s actions constitute unauthorized copying and willful infringement of plaintiffs’ copyrights. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses unauthorized reproductions of plaintiffs’ copyrighted works.

MP3.com believes that it has meritorious defenses to the plaintiffs’ claims and intends to vigorously defend such claims. However, no assurances can be made that MP3.com will be successful in these or any other lawsuits, and MP3.com may be required to pay significant legal damages, fees and/or settlement amounts or be required to discontinue significant aspects of our business, which could have a material adverse affect on MP3.com and its results of operations and financial position.

Investments (unaudited)

During the first three months of 2000, MP3.com made investments in the convertible preferred stock of privately held Internet and other technology-based companies, including PacketVideo, Visitalk.com, PortalPlayer, Voquette and TransComputing International Corporation (“TCI”), d.b.a. seeUthere.com, for an aggregate of approximately $31.2 million in cash. PacketVideo provides mobile users with access to streaming media versions of corporate communications, musical and visual entertainment, and information currently available through wired networks. Visitalk.com connects people around the world by enabling unlimited free voice and video calls from any PC to any other PC worldwide. PortalPlayer’s products support Internet-based delivery of multimedia content including music and other audio content, print, and ultimately video content to a variety of playback devices including portable mp3 players, home and automotive entertainment systems, and cellular phones. Voquette provides software solutions that enable its users to collect, organize, transfer and play any form of digital audio from the Internet, including mp3 files and streaming audio programming. TCI provides end-to-end event planning services designed to help corporations, organizations and individuals successfully organize, promote and manage events through automated invitations, RSVP management, event resources and online ticketing. MP3.com shall, at the request of TCI, purchase up to $12 million of Series C convertible preferred stock on or before August 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the information under the caption “Directors, Executive Officers and Key Employees” contained in Item 1 of Part I of this Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” in our proxy statement to be filed in connection with the solicitation of proxies for our 2000 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information contained under the caption “Certain Transactions” in the Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements

The financial statements required by this item are submitted in a separate section with the index beginning on page 46 of this report.

   (2)  Financial Statement Schedules

The following financial statement schedule of MP3.com is included in Item 14(d):

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

   (3)  Exhibits

See Item 14 (c) below. Each management contract or compensatory plan or arrangement is identified separately in Item 14(c).

(b)     Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c)     Exhibits

Exhibit
Number	Description of Document

3.1*	Restated Certificate of Incorporation, as currently in effect.
3.2*	Bylaws, as currently in effect.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2*	Specimen Stock Certificate.
10.1*	1998 Equity Incentive Plan (the “1998 Plan”).
10.2*	Form of Stock Option Agreement pursuant to the 1998 Plan.
10.3*	1999 Employee Stock Purchase Plan and related offering documents.
10.4*	Employment Agreement between the Company and Michael L. Robertson dated May 13, 1999.
10.5*	Letter Agreement regarding employment by and between the Company and Robin D. Richards dated January 6, 1999.
10.6*	Letter Agreement regarding employment between the Company and Paul L. H. Ouyang dated February 19, 1999.
10.7*	Letter Agreement regarding employment between the Company and Steven G. Sheiner, as amended, dated May 19, 1999.
10.8*	Second Amended and Restated Investor Rights Agreement among the Company and certain stockholders of the Company dated June 4, 1999.
10.9*	Founder Stock Purchase Agreement between the Company and Michael L. Robertson dated March 18, 1998.
10.10*	Form of Indemnity Agreement between the Company and its directors and officers.
10.11*	Form of Music Submission Agreement.
10.12*	Consulting Agreement between the Company and Atlas/ Third Rail Management, Inc. dated April 19, 1999.
10.13*	Promissory Note from Robin D. Richards to the Company dated January 25, 1999.

Exhibit
Number	Description of Document

10.14*	Stock Pledge Agreement, as amended, from Robin D. Richards to the Company dated January 25, 1999.
10.15*	Memorandum of Agreement between the Company and Boutit, Inc. d/b/a No Limit Records dated May 12, 1999.
10.16*	Series C Preferred Stock Purchase Agreement between the Company and Cox Interactive Media, Inc. dated May 19, 1999.
10.17*	Advertising, Promotion and Marketing Agreement between the Company and Groupe Arnault dated July 10, 1999.
10.18*	IPO Equity Offer Agreement between the Company and Arkaro Holding B.V. dated July 10, 1999.
10.19**	Sublease between the Company and ADC Wireless System, Inc. dated July 22, 1999, regarding property located at 4790 Eastgate Mall, San Diego, California.
10.20†	Manufacturing and Fulfillment Services Agreement between the Company and Cinram, Inc. dated November 4, 1999.
10.21	Sublease between the Company and Franklin Resources, Inc. dated December 13, 1999, regarding property located at 4780 Eastgate Mall, San Diego, California.
10.22†	Marketing and Promotion Agreement between the Company and Visitalk.com, Inc. dated December 31, 1999.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
27.1	Financial Data Schedule.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration No. 333-78545, and incorporated herein by reference.

**	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(d)  Financial Statement Schedules

Schedule II

MP3.com, Inc.

Valuation and Qualifying Accounts

COL. A	COL. B	COL. C		COL. D	COL. E

		Additions		Deductions

Charged to
	Balance at	Charged to	Other		Balance at
	Beginning	Costs and	Accounts-		End of
Description	of Period	Expenses	Describe	Write-Offs	Period

Allowance for doubtful accounts

For the year ended December 31, 1999	$56,615	$677,819	$—	$134,434	$600,000

For the period March 17, 1998 (inception) to December 31, 1998	—	56,615	—	—	56,615

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

MP3.COM, INC.

By:	/s/ ROBIN D. RICHARDS

Robin D. Richards
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. ROBERTSON Michael L. Robertson	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2000

/s/ ROBIN D. RICHARDS Robin D. Richards	President, Chief Operating Officer and Director

/s/ PAUL L. H. OUYANG Paul L. H. Ouyang	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	March 30, 2000

/s/ DAVID E. EASTERLY David E. Easterly	Director	March 30, 2000

/s/ LAWRENCE F. PROBST III Lawrence F. Probst III	Director	March 30, 2000

/s/ MARK A. STEVENS Mark A. Stevens	Director	March 30, 2000

/s/ THEODORE W. WAITT Theodore W. Waitt	Director	March 30, 2000