Form 10-Q
period 2000-03-31
MP3 COM INC
filed 2000-04-24
CIK 1078073

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

Commission File Number 000-26697

MP3.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0840026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4790 Eastgate Mall, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 623-7000

(Registrant’s telephone number, including area code)

N/ A

(Former name, former address and former fiscal year, if changed since last reported)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.  Yes  [X]  No  [   ].

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 per share par value, 67,972,476 shares outstanding as of March 31, 2000.

This report contains 31 pages

MP3.COM, INC.

FORM 10-Q

For the Quarter Ended March 31, 2000

INDEX

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Changes in Securities and Uses of Proceeds	30

Item 6.	Exhibits and Reports on Form 8-K	30

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MP3.COM, INC.

CONDENSED BALANCE SHEETS

(In thousands, except for share data)

ASSETS

	March 31,	December 31,
	2000	1999

	(Unaudited)

Current assets:

Cash and cash equivalents	$223,862	$193,192

Marketable securities	145,428	220,039

Short-term investments	9,203	14,750

Accounts receivable, net	6,058	6,871

Unbilled receivables	813	1,279

Prepaid expenses	3,211	2,878

Other current assets	2,575	3,456

Total current assets	391,150	442,465

Property and equipment, net of accumulated depreciation	18,239	13,849

Strategic investments	43,620	11,983

Prepaid marketing and promotions expense	2,875	2,162

Other non-current assets	2,347	1,423

Total assets	$458,231	$471,882

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$2,079	$5,659

Line of credit	1,017	1,234

Accrued expenses	14,145	5,019

Deferred revenues	38,071	42,361

Total current liabilities	55,312	54,273

Other liabilities	272	59

Stockholders’ equity:

Preferred stock, par value $0.001 per share; 15,000,000 authorized at March 31, 2000 and December 31, 1999; none issued and outstanding at March 31, 2000 and December 31, 1999	—	—

Common stock, par value $0.001 per share; 300,000,000 authorized at March 31, 2000 and December 31, 1999; 67,972,476 and 68,620,913 issued and outstanding at March 31, 2000 and December 31, 1999, respectively	68	69

Additional paid in capital	478,320	477,272

Note receivable from stockholder	(258)	(258)

Deferred compensation	(10,188)	(18,148)

Accumulated other comprehensive income (loss)	(4,319)	1,454

Accumulated deficit	(60,976)	(42,839)

Total stockholders’ equity	402,647	417,550

	$458,231	$471,882

The accompanying notes are an integral part of these condensed financial statements.

MP3.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2000	1999

Net revenues	$17,495	$666

Cost of revenues	3,756	206

Gross profit	13,739	460

Operating expenses:

Sales and marketing	17,002	523

Product development	5,279	305

General and administrative	7,762	459

Costs related to acquisition activities	1,704	—

Amortization of deferred compensation	4,402	652

Total operating expenses	36,149	1,939

Loss from operations	(22,410)	(1,479)

Interest income, net	5,678	73

Loss before minority interest	(16,732)	(1,406)

Minority interest in loss of unconsolidated subsidiary	1,405	—

Net loss	$(18,137)	$(1,406)

Net loss per share:

Basic and diluted	$(0.28)	$(0.05)

Weighted average shares — basic and diluted	64,628,000	27,537,000

The accompanying notes are an integral part of these condensed financial statements.

MP3.COM, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2000	1999

Operating activities:

Net loss	$(18,137)	$(1,406)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation	1,158	34

Certain employee related costs	6,583	—

Amortization of stock based marketing	208	—

Amortization of deferred compensation	4,402	652

Loss from the sale of fixed assets	19	—

Changes in operating assets and liabilities:

Accounts receivable	813	(107)

Unbilled receivables	466	6

Prepaid expenses and other current assets	552	(243)

Accounts payable	(3,580)	578

Accrued expenses	8,786	(20)

Deferred revenue	(4,290)	68

Cash used in operating activities	(3,020)	(438)

Investing activities:

Purchase of property and equipment	(5,571)	(1,132)

Maturities of marketable securities, net	74,385	—

Purchases of strategic investments	(31,637)	—

Other assets	(1,845)	(52)

Cash provided by (used in) investing activities	35,332	(1,184)

Financing activities:

Payments under capital lease obligation	—	(8)

Proceeds from issuance of Series A convertible preferred stock	—	10,918

Proceeds from exercise of stock options for common stock	975	—

Repurchase of unvested common stock	(2,400)	—

Payments on line of credit	(217)	—

Cash (used in) provided by financing activities	(1,642)	10,910

Increase in cash and cash equivalents	30,670	9,288

Cash and cash equivalents at beginning of period	193,192	39

Cash and cash equivalents at end of period	$223,862	$9,327

Supplemental disclosures of cash flow information:

Interest paid	$27	$8

Taxes paid	$—	$58

Supplemental schedule of non-cash activities:

Common stock issued for notes receivable	$—	$338

Cancellation of stockholder notes receivable	$—	$78

Compensation associated with the acceleration of stock option vesting	$6,030	$—

Unrealized loss on marketable securities, net	$5,773	$—

Forfeiture of stock options	$3,558	$—

The accompanying notes are an integral part of these condensed financial statements.

MP3.COM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — The Company and Summary of Significant Accounting Policies

  The Company

      MP3.com, Inc. (“MP3.com”) is developing a revolutionary approach to the promotion and distribution of music. MP3.com uses the Internet and file formats that make music files smaller to enable a growing number of artists to distribute and promote their music worldwide and to enable consumers to conveniently access this expanding music catalog. Consumers can search for, listen to and download music free of charge. In addition, MP3.com is developing its role as an online Music Service Provider (or “MSP”), which allows users to access, manage and listen to their personal music collections anytime, anywhere, on any web-enabled device or application. MP3.com shares are traded on the Nasdaq National Market System under the symbol “MPPP.” MP3.com was incorporated in the state of Delaware on March 17, 1998 and commenced operations on that date. MP3.com is headquarted in San Diego, California.

  Basis of Presentation

      The accompanying condensed financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited and have been prepared by MP3.com pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information included, in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2000.

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

  Net Loss Per Share

      MP3.com computes net loss per share following SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common shares, incremental common shares issuable upon the exercise of stock options, and common shares issuable on assumed conversion of Series A preferred stock, are included in diluted net income (loss) per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of dilutive net loss per share for the three months ended March 31, 2000 and 1999 because the effect would be anti-dilutive.

MP3.COM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

      Under the provisions of SAB 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

      The following table sets forth the computation of basic and diluted net loss per share as follows:

	Three Months Ended

	March 31,	March 31,
	2000	1999

Numerator:

Net loss	$18,137	$1,406

Denominator:

Weighted average shares outstanding	67,811,000	31,285,000

Weighted average unvested common shares subject to repurchase agreements	(3,183,000)	(3,748,000)

Denominator for basic and diluted calculation	64,628,000	27,537,000

Net loss per share:

Basic and diluted	$(0.28)	$(0.05)

      Diluted common stock equivalents include common stock options, as if converted, and restricted stock that has not yet fully vested. Potentially dilutive securities total approximately 6,738,000 common shares for the three months ended March 31, 2000 and were excluded from historical diluted earnings per share because of their anti-dilutive effect.

  Comprehensive Income

      MP3.com adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive income. There were no differences between MP3.com’s net loss and its total comprehensive loss for the three months ended March 31, 2000 and 1999, except for unrealized losses on investments of approximately $5,773,000 and zero, respectively.

  Segment Information

      MP3.com has adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. MP3.com identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. MP3.com believes it operates in a single business segment. Through March 31, 2000, there were no foreign operations.

MP3.COM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

      A summary of advertising and merchandise revenue from customers is as follows:

	Three Months Ended
	March 31,

	2000	1999

Advertising	$16,830	$560

Merchandise	665	106

	$17,495	$666

Note 2 — Legal Proceedings

      On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleges that MP3.com, in connection with its recently-introduced My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act. The complaint further alleges that offering the new My.MP3.com service, which allows a user to listen, via the Internet, to the tracks of certain commercial audio CDs of his or her choosing, constitutes unauthorized copying and willful infringement of plaintiffs’ copyrighted sound recordings. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses reproductions of plaintiffs’ copyrighted sound recordings. In February 2000, MP3.com filed an answer to the complaint denying each of the substantive allegations therein, and the plaintiffs moved for summary judgement. In March 2000, MP3.com filed materials in opposition to the plaintiffs’ motion for summary judgement, and a hearing on the motion was held by the court on April 14, 2000. The court is expected to provide a ruling on the motion on April 28, 2000.

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

      On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleges that the recording company defendants are claiming, their separate lawsuit against MP3.com (filed on January 21, 2000 — see above), rights in plaintiffs’ recordings that they do not possess. In particular, the complaint alleges that the recording company defendants do not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, do not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and do not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleges that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs ask to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likenesses to promote downloading music

MP3.COM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings.

      MP3.com believes that it has meritorious defenses to the plaintiffs’ claims, including the “fair use” doctrine, based in part on the belief that these services augment the market for music and music CDs, and we intend to vigorously defend against such claims. However, we cannot assure you that we will be successful in defending these lawsuits, and we may be required to pay license fees or substantial damages, including statutory, punitive or other damages that far exceed the resources and overall market capitalization of our company. We also may be required at any time by the courts to cease all operations of the My.MP3.com, Instant Listening, Beam-it or other services. Furthermore, our insurance coverage and other capital resources may be inadequate to cover anticipated costs of the lawsuit or any possible settlements or licenses. If successful, any of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Note 3 — Recent Events

      In April 2000, MP3.com acquired the remaining 53.5% ownership of mp3radio.com, a joint venture with Cox Interactive Media, Inc. (“CIM”), for $4 million in cash. During the transition period ending June 30, 2000, the costs of relocating the venture’s operations to San Diego, subject to a maximum of $2.5 million, will be shared pro rata based upon the party’s previous ownership percentages. The remaining cash balance of the venture on June 30, 2000 will be split between MP3.com and CIM based upon the party’s previous ownership percentages or 46.5% and 53.5%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This document contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “going to,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions, and reflect our expectations and assumptions as of the date of this quarterly report based on currently available operating, financial and competitive information.

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

      The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to describe some of the factors which affect our business and may cause such material differences, including without limitation the disclosures made under the caption “Risk Factors,” the audited financial statements and related footnotes included herein and in the Company’s Form 10-K dated March 30, 2000 (No. 000-26697).

      Neither MP3.com nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements made in this document. Also, MP3.com is under no obligation, and we assume no obligation, to update any of the forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

      MP3.com, Inc. is pioneering a revolutionary approach to the promotion and distribution of music. MP3.com’s web site has grown into a premier online music destination for Internet users around the world. MP3.com uses the Internet and file formats that make music files smaller to enable a growing number of artists to distribute and promote their music worldwide and to enable consumers to conveniently access this expanding music catalog. As of March 31, 2000, MP3.com’s web site contained over 387,000 songs and audio files from over 62,000 artists, which we believe represents one of the largest collections of digital music available on the Internet. Consumers can search for, listen to and download music free of charge.

      In addition to the wide variety of music available on our web site, consumers have a substantial amount of music already in their personal music collections that they want to access, manage and listen to in a variety of ways. Just as consumers use an Internet service provider (“ISP”) as the central mechanism through which they interact with the Internet, individuals are increasingly looking for one central resource, or a “Music Service Provider” (or “MSP”), that allows them to access, manage and listen to all of their music. In January 2000, MP3.com launched the foundation of our Music Service Provider initiative, our upgraded “My.MP3.com” service. The My.MP3.com service allows users to place their CDs and favorite mp3 files online, organize their music and receive personalized music services. In order to maintain MP3.com’s position as the premiere Music Service Provider, MP3.com intends to work through strategic partnerships with leading web sites, application developers, device manufacturers, wireless carriers and connectivity providers to enable our users to access their music anytime, anywhere, on any web-enabled device or application.

      MP3.com generates revenue from online advertising, offline advertising and electronic commerce. For the three months ended March 31, 2000, 96.2% of MP3.com’s revenues was from the sale of advertising space. MP3.com also receives revenue from advertisers for their sponsorship of CD samplers, which are distributed free of charge to consumers and contain collections of music. MP3.com sells CDs online, both fully-packaged albums created by artists sold through our Digital Automatic Music system, which we call “DAM CDs,” and albums we compile featuring the work of multiple artists, which we call “compilation CDs.” Although the My.MP3.com service is currently free to our users, MP3.com may eventually charge customers a subscription or access fee to such service.

      Since the beginning of 1999, MP3.com’s growth has been dramatic. The number of employees increased from 54 on March 31, 1999 to 303 on March 31, 2000. In March 2000, MP3.com added over 100 artists and over 1,000 new songs and audio files on average each day. During March 2000, visitors to MP3.com’s web site viewed over 142 million web pages and listened to or downloaded over 27.7 million songs.

The Three Months Ended March 31, 2000 Compared to March 31, 1999

Results of Operations

  Net Revenues

      For the three months ended March 31, 2000, net revenues were $17,495,000, which were derived from online advertisements on our web site, offline advertisements through various promotions and events that were not hosted on our web site and the online sale of CDs and music-related merchandise. This compares to $666,000 during the same period a year ago. The increase in net revenues during the first quarter over the same period in 1999 was mostly attributable to a significant increase in online advertisements, the introduction of various offline advertisements and events and a significant increase in CD sales on our web site.

      Revenue from online advertising. For the quarter ended March 31, 2000, revenues from online advertising were $13,563,000 or 77.5% of net revenues compared to $560,000 or 84.1% of net revenues for the same period a year ago. Online advertising revenues primarily consist of banner, button, portal and sponsorship advertisements on MP3.com’s web site in addition to advertisements placed in e-mail and greeting card campaigns. The duration of MP3.com’s online advertising commitments range from one month to approximately three years. Banner, button and portal advertisements are impression based, requiring the advertisement to be displayed a minimum number of times over the contract period. Sponsorship advertising contracts involve static advertisements, whereby the advertisement is continually displayed on a specified area of the MP3.com web site during the contract period. E-mails containing various advertisements are sent to MP3.com’s artists and users of the MP3.com web site on a regular basis. Greeting cards also contain advertisements and are sent electronically whenever a user of the MP3.com web site requests that a card be delivered to a person(s) of their choice. The increase in revenue from online advertising for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 was primarily due to a significant increase in pageview volume resulting from significant increases in unique visitors, MP3.com’s advertiser customer base, and the introduction of new product lines such as e-mail and greeting cards.

      Revenue from offline advertising. For the three months ended March 31, 2000, revenues from offline advertising were $3,267,000 or 18.7% of net revenues compared to zero for the same period a year ago. During the first quarter of 2000, offline advertising revenues primarily consisted of advertising sponsorships of CD sampler products, contests and sweepstakes. CD Samplers are multi-media CDs containing advertising, free software, videos and games as well as collections of music from artists that have posted music on the MP3.com web site. These CDs are sponsored by several different advertisers and distributed free of charge to users of MP3.com’s web site who register to receive the CD. MP3.com held contests during the quarter that were sponsored by various advertisers and provided prizes to the winners of each contest. The increase in revenue from offline advertising is due to the introduction of all offline products.

      Revenue from online sales of CDs and other music-related merchandise. For the three months ended March 31, 2000, revenues from online sales of CDs and other music-related merchandise was $665,000 or 3.8% of net revenues compared to $106,000 or 15.9% of net revenues for the same period a year ago. Online e-commerce sales consist of DAM and compilation CDs and, to a lesser extent, other music-related merchandise. The increase in revenues from online sales of CDs and other music-related merchandise during the first quarter of 2000 as compared to the first quarter of 1999 was primarily due to an increase in the sales volume of DAM CDs (approximately 71,000 units) resulting from increased musical content available on MP3.com’s web site as a result of increased brand awareness, an increase in the average selling price of CDs and, to a lesser extent, the introduction of other music-related merchandise such as clothing and books. In the future, if the number of visitors to MP3.com’s web site continues to grow, and the musical content available continues to grow and improve, revenue from the online sale of CDs could constitute an increasing portion of total net revenues.

      Revenue Concentration. We expect that most of our revenues will continue to be derived from third party advertising agreements like those we have with Groupe Arnault and Visitalk. In July 1999, MP3.com entered into an agreement with Groupe Arnault, which committed to purchase an aggregate of $150,000,000 in advertising, promotion and marketing services from MP3.com over a three-year period beginning October 1999, including $5,000,000 in 1999, $40,000,000 in 2000, $70,000,000 in 2001 and $35,000,000 in the first half of 2002. Under this agreement, MP3.com received pre-payments of $45,000,000 in July 1999 representing advertising, promotional and marketing services to be delivered by MP3.com in the form of online and offline advertisements from October 1, 1999 through December 31, 2000. In January 2000, MP3.com entered into an agreement with Visitalk, which committed to purchase an aggregate of $12,500,000 over a twelve-month period ending on December 31, 2000. During the quarter ended March 31, 2000, MP3.com recognized revenue of $6,845,000 and $3,078,000 associated with the Groupe Arnault and Visitalk agreements, respectively. Groupe Arnault and Visitalk revenues will be distributed between online and offline sources based on a changing percentage from quarter-to-quarter.

  Cost of Revenues

      Cost of revenues for the three months ended March 31, 2000 were $3,756,000 or 21.5% of net revenues compared to $206,000 or 30.9% of net revenues during the same period a year ago, resulting in gross margins of 78.5% and 69.1%, respectively. The increase in cost of revenues was primarily due to increases in fulfillment costs associated with increased CD volume, bandwidth requirements, royalties to artists, and costs associated with newly introduced products such as CD sampler production costs. The increase in gross margins was primarily due to a significant amount of the Groupe Arnault revenues allocated to online advertising, which has higher gross margins. CD and other music-related merchandise sales typically have lower gross margins which offset the higher gross margins from online and offline advertising products. MP3.com anticipates that future gross margins will fluctuate depending on changes in its revenue mix and the timing of expenditures in web site and fulfillment operations. Additionally, future gross margins could fluctuate depending on the amount of Groupe Arnault quarterly revenues allocated between online and offline advertising products.

  Sales and Marketing

      During the three months ended March 31, 2000, sales and marketing expense was $17,002,000 or 97.2% of net revenues compared to $523,000 or 78.5% of net revenues during the same period a year ago. The increase in sales and marketing expense, both in absolute dollar amounts and as a percentage of net revenue, was primarily due to new marketing programs, substantial increases in sales and marketing payroll and related expenses, cash and non-cash charges related to certain employee costs, amortization of prepaid marketing expenses in connection with our arrangements with internationally known artists, and costs associated with the growth of our business. MP3.com anticipates that overall sales and marketing expense will continue to increase significantly in the foreseeable future; however, sales and marketing expense as a percentage of net revenues may fluctuate depending on the timing of new marketing programs and the addition of sales and marketing personnel.

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

  Product Development

      During the three months ended March 31, 2000, product development expense was $5,279,000 or 30.2% of net revenues compared to $305,000 or 45.8% of net revenues during the same period a year ago. The increase in the level of product development expense in absolute dollar amounts was primarily due to increased payroll and related expenses associated with increased headcount, expensed computer supplies, increased computer equipment depreciation, and costs associated with the growth of MP3.com’s business. The decrease in product development expense as a percentage of net revenue is primarily due to increased net revenues. MP3.com anticipates that overall product development expenses will increase in the foreseeable future; however, product development expenses as a percentage of net revenues may fluctuate depending on the level of future net revenues and the timing of investments in product development and hiring.

  General and Administrative

      General and administrative expense was $7,762,000 or 44.4% of net revenues during the quarter ended March 31, 2000 compared to $459,000 or 68.9% of net revenues during the same period a year ago. The increase in general and administrative expense in absolute dollar amounts was primarily a result of increased finance and administrative payroll and related expenses, legal costs associated with the RIAA lawsuit, increased legal and accounting expenses, increased facility related cost, and costs associated with the growth of MP3.com’s business. General and administrative expenses as a percentage of net revenue decreased primarily due to increased net revenues. MP3.com anticipates that overall general and administrative expenses will increase in the foreseeable future; however, general and administrative expense as a percentage of net revenues may fluctuate depending on the level of future net revenues and the timing of additional investments in general and administrative infrastructure.

  Costs Related to Acquisition Activities

      Acquisition related costs for the first quarter of 2000 were $1,704,000 compared to zero for the same period one year ago. The increase in these costs was a result of certain costs charged to expense associated to the previously announced acquisition of TransComputing International Corporation (“TCI”) d.b.a. seeUthere.com, which was not completed.

  Amortization of Deferred Compensation

      During the quarter ended March 31, 2000, total deferred compensation of $4,402,000 was amortized to expense compared to $652,000 during the quarter ended March 31, 1999. The increase in amortization of deferred compensation is primarily related to the increase in the granting of stock options to executive management and employees hired after March 31, 1999 and prior to August 11, 1999. Deferred compensation is being amortized over the vesting period of the granted stock options, which is generally four years.

  Interest Income, Net

      Interest income (net of interest expense) during the quarter ended March 31, 2000 was $5,678,000 compared to $73,000 during the same period a year ago. The interest income during the quarter ended March 31, 2000 is directly related to interest income earned on cash, cash equivalent balances and marketable securities associated with proceeds from the issuance of common stock in connection with MP3.com’s initial public offering in July 1999, the exercise of stock options and a warrant for the purchase of common stock, and the issuance of Series A, B, and C convertible preferred stock for an aggregate of approximately $426,300,000 during 1999. Interest income during the same period one year ago was due to interest income on the proceeds from the issuance of Series A convertible preferred stock in January 1999.

  Provision for Income Taxes

      Due to the loss form operations for both book and tax purposes, no provision or benefit for income taxes was recorded for the three months ended March 31, 2000 and 1999. Currently, we provide a valuation allowance for all future tax benefits.

  Minority Interest in Loss of an Unconsolidated Subsidiary

      Minority interest in the loss of a subsidiary during the quarter ended March 31, 2000 was $1,405,000 compared to zero for the same period a year ago. The increase in minority interest in the loss of an unconsolidated subsidiary is directly related to mp3radio.com, our former joint venture with Cox Interactive Media, Inc., and reflects expenses incurred to grow the mp3radio.com business.

Liquidity and Capital Resources

Overview

      To date, MP3.com has generated cash from internal operations, proceeds from the sale of convertible preferred stock, the proceeds from its initial public offering and, to a lesser extent, the exercise of stock options and equipment financing through a line of credit. As of March 31, 2000, MP3.com had approximately $369,300,000 in cash, cash equivalents and marketable securities. Additionally, MP3.com has a line of credit of $4,766,000 to fund future capital equipment purchases and working capital draws, with a sub-limit of $1,500,000 for credit cards; and a $1,017,000 17-month fully amortizing term loan requiring monthly principal and interest payments expiring in May 2001. Borrowings under the amended line of credit accrue interest at the bank’s prime rate plus 1% (10% as of March 31, 2000) and convert into a term loan on November 30, 2000, which shall provide for 30 equal principal payments plus interest as evidenced in a promissory note. MP3.com is required to comply with debt covenants, the most restrictive of which is a minimum liquidity ratio which requires MP3.com to maintain a cash, cash equivalents and accounts receivable balance of the greater of two times current liabilities plus all bank debt or six months cash burn measured on a two-month rolling average basis. As of March 31, 2000, we were in compliance with all debt covenants.

Operating Activities

      Net cash used in operating activities during the quarter ended March 31, 2000 was approximately $3.0 million, consisting primarily of the following:

•	net loss of approximately $18,137,000;

•	amortization of deferred compensation of approximately $4,402,000;

•	depreciation of property and equipment of approximately $1,158,000;

•	amortization of stock based marketing costs of approximately $208,000;

•	certain employee costs of approximately $6,583,000;

•	a decrease in accounts and unbilled receivables of approximately $1,279,000;

•	a decrease in prepaid expenses and other assets of approximately $552,000;

•	a net increase in accounts payable and accrued expenses of approximately $5,206,000; and

•	a decrease in deferred revenue of approximately $4,290,000.

Investing Activities

      Net cash provided by investing activities during the quarter ended March 31, 2000 was approximately $35,332,000, consisting primarily of property and equipment expenditures of $5,571,000, net maturities of marketable securities of $74,385,000, and purchases of strategic equity investments of approximately $31,637,000.

Financing Activities

      Net cash used in financing activities during the quarter ended March 31, 2000 was approximately $1,642,000, consisting primarily of the repurchase of common stock from an executive officer offset by the exercise of stock options.

      MP3.com has no material financial commitments other than its financial commitment to TransComputing International Corporation (“TCI”), d.b.a. seeUthere.com, credit facilities and operating leases. MP3.com expects to substantially increase expenditures for the following:

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

Recent Events

      On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleges that MP3.com, in connection with its recently introduced My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act. The complaint further alleges that offering the new My.MP3.com service, which allows a user to listen, via the Internet, to the tracks of certain commercial audio CDs of his or her choosing, constitutes unauthorized copying and willful infringement of plaintiffs’ copyrighted sound recordings. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses reproductions of plaintiffs’ copyrighted sound recordings. In February 2000, MP3.com filed an answer to the complaint denying each of the substantive allegations therein, and the plaintiffs moved for summary judgement. In March 2000, MP3.com filed materials in opposition to the plaintiff’s motion for summary judgement, and a hearing on the motion was held by the court on April 14, 2000. The court is expected to provide a ruling on the motion on April 28, 2000.

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

      On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleges that the recording company defendants are claiming, in their separate lawsuit against MP3.com (filed on January 21, 2000 — see above), rights in plaintiffs’ recordings that they do not possess. In particular, the complaint alleges that the recording company defendants do not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, do not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and do not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleges that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs ask to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likeness to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings.

      MP3.com believes that it has meritorious defenses to the plaintiffs’ claims, including the “fair use” doctrine, based in part on the belief that these services augment the market for music and music CDs, and we intend to vigorously defend against such claims. However, we cannot assure you that we will be successful in defending these lawsuits, and we may be required to pay license fees or substantial damages, including statutory, punitive or other damages that far exceed the resources and overall market capitalization of our company. We also may be required at any time by the courts to cease all operations of the My.MP3.com, Instant Listening, Beam-it or other services. Furthermore, our insurance coverage and other capital resources may be inadequate to cover anticipated costs of the lawsuit or any possible settlements or licenses. If successful, any of these lawsuits could seriously harm our business by forcing us to cease providing services to our customers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

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

      In April 2000, MP3.com acquired the remaining 53.5% ownership of mp3radio.com, a joint venture with Cox Interactive Media, Inc. (“CIM”), for $4,000,000 in cash. During the transition period ending June 30, 2000, the costs of relocating the venture’s operations to San Diego, subject to a maximum of $2,500,000, will be shared pro rata based upon the party’s previous ownership percentages. The remaining cash balance of the venture at the end of the transition period will be split between MP3.com and CIM based upon the party’s previous ownership percentages or 46.5% and 53.5%, respectively.

Future Capital Requirements

      MP3.com believes that its cash and cash equivalent balances, marketable securities, and funds available under its existing line of credit reduced by its commitment to purchase up to $12,000,000 of TCI preferred stock on or before August 2000 will be sufficient to satisfy its cash requirements for at least the next 12 months. MP3.com intends to invest its cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

      MP3.com may need to raise additional capital if it expands more rapidly than initially planned, to develop new or enhanced products and/or services, to pay any damage awards or settlement costs related to our current litigation proceedings, to respond to competitive pressures or to acquire complementary products, content, businesses or technologies. If additional funds are raised through the sale of equity or convertible debt securities, the percentage ownership of MP3.com’s stockholders will be reduced, its stockholders may experience additional dilution and these securities may have rights, preferences or privileges senior to those of its stockholders. There can be no assurance that additional financing will be available at all or on terms favorable to MP3.com. If adequate funds are not available or are not available on acceptable terms, MP3.com’s ability to fund its expansion, take advantage of unanticipated opportunities, develop or enhance products or services or otherwise respond to competitive pressures could be significantly limited. MP3.com’s business may be harmed by these limitations.

Risks Related To Our Business Model

We Are Currently Engaged In Three Major Lawsuits That May Result In Monetary Damages Substantially Greater Than Our Overall Market Capitalization And The Discontinuation Or Interruption Of Services To Our Consumers.

      We are currently the named defendant in a lawsuit brought by several of the largest companies from the music recording industry, a second lawsuit by two major music publishers, and a third class-action lawsuit in which we are named as co-defendants with several major recording companies. These lawsuits allege that among other things, our My.MP3.com and related services violate their respective copyrights and misappropriate the artists name and likeness. We cannot assure you that we will be successful in defending these lawsuits, and we may be required to pay license fees or substantial damages, including punitive, statutory or other damages that far exceed the resources and overall market capitalization of our company. We also may be required at any time by the courts to cease all operations of the My.MP3.com, Instant Listening™, Beam-it™ or other services. Furthermore, our insurance coverage and other capital resources may be inadequate to cover anticipated costs of the lawsuit or any possible settlements or licenses. If successful, any of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these claims still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

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

      Since our business revenues may evolve rapidly, including those derived from the development of our My.MP3.com and other MSP services, these sources of revenue may change or increase or decrease in importance, as well. It is uncertain whether a music-based web site that relies on attracting people to learn about, listen to and download music, mostly from lesser-known artists, can generate sufficient revenues to survive. In addition, our efforts to exploit sources of revenue from the My.MP3.com and other MSP services in development may not be successful or may meet significant consumer resistance. We cannot assure you that our business model will succeed or will be sustainable as our business grows. In order for our business to be successful, we must not only develop services that directly generate revenue, but also provide content and services that attract consumers to our web site frequently. We will need to develop new offerings as consumer preferences change and new competitors emerge. We cannot assure you that we will be able to provide consumers with an acceptable blend of products, services, and informational and community offerings that will attract consumers to our web site frequently. We provide many of our products and services, including our My.MP3.com and MSP services in development, without charge, and we may not be able to generate sufficient revenue to pay for these products and services. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable.

We Are Competing In A New Market Which May Not Develop Or Where We May Fail To Gain Market Acceptance For Our Products And Services.

      The market for online music promotion and distribution is new and rapidly evolving. As a result, demand and market acceptance for our products and services expose us to a high degree of uncertainty and risk. We are attempting to capitalize on a talent pool of artists not currently served by the traditional recording industry. We cannot assure you that consumers will continue to be interested in listening to or purchasing music from our artists or that the traditional music industry will not successfully serve these artists in the future. If this new market fails to develop, develops more slowly than expected or becomes saturated with competitors, or our products and services do not achieve or sustain market acceptance, our business could be harmed. We believe the future popularity of downloadable digital music will depend, in part, on the availability of portable devices to store and replay this music. In addition, we are attempting to develop new features and services for our consumers based on the My.MP3.com and other MSP services to allow consumers additional ways to access, manage and listen to their music on any web-enabled device or application. These efforts may not be successful and may meet significant consumer and industry resistance. To the extent that consumer acceptance or distribution of these portable devices and/or MSP services is delayed or these devices or services are not available at affordable prices, our market and thus a portion of our revenues, may not grow at a sufficient pace and our business could be harmed.

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

      We currently are experiencing a period of rapid expansion in our web site traffic, personnel, facilities and infrastructure. For example, the number of daily visitors to our web site increased approximately 255% from December 1998 to March 2000. Our number of employees increased from eight on December 31, 1998 to 303 on March 31, 2000. We expect further significant expansion will be required to address potential growth in our artist and consumer bases, the breadth of our product and service offerings, and other opportunities. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Our Continued Reliance On Revenue From Advertising May Not Provide Sufficient Financial Returns For Our Business To Grow Or Survive. We Currently Depend On A Small Group Of Customers For Our Advertising Revenue.

      Although our business model contemplates multiple sources of revenue, we anticipate that in the foreseeable future we will depend substantially on revenue from advertising. During the first quarter of 2000, revenue from advertising accounted for 96.2% of our net revenues. We currently depend on a small group of customers for our revenue from advertising. During the first quarter of 2000, two customers accounted for approximately 56.7% of net revenues, and our top ten customers accounted for approximately 79.6% of net revenues. We expect that most of our revenues will continue to be derived from third party advertising agreements like those we have with Groupe Arnault, Visitalk, Freeinternet.com, Buy.com and Voquette. If any of these important customers were to leave us, our business could be harmed. If we do not increase revenue from online advertising, our business may not grow or survive. Increasing our revenue from online advertising depends largely on our ability to:

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

      In July 1999, we entered into a three-year advertising, promotion and marketing agreement with Groupe Arnault. We anticipate that for at least the next two years a substantial portion of our revenues will come from sales of our advertising, promotion and marketing services under this agreement. Although payment for these services has been secured for the term of the agreement by a $45,000,000 pre-payment and an irrevocable letter of credit for the remaining $105,000,000 of services to be provided under the agreement, Groupe Arnault is under no obligation to renew its relationship with us after the current agreement terminates at the end of June 2002. Furthermore, we anticipate that our revenue growth for the next two years will largely be due to the scheduled growth in revenues under our agreement with Groupe Arnault. Historically, most of our revenue sources have not provided for a similarly-scheduled growth in revenues. If we do not develop significant additional revenue sources in the future, our business will be substantially dependent on the Groupe Arnault agreement. Moreover, if Groupe Arnault does not renew its relationship after termination of the current agreement at the end of June 2002, or renews the relationship but at a lower level of commitment, our revenues or growth rate may decline in periods subsequent to the end of the current agreement. We cannot guarantee that we will be able to develop enough additional revenue to offset the loss of revenues that would result if Groupe Arnault does not renew its relationship or that the other revenue sources we may develop will be sufficient to maintain our rate of revenue growth. If either event causes our revenues or our revenue growth rate to be substantially reduced, we may not have sufficient revenues to support our business and the market price of our stock may fall.

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

Our Brand Name And Revenues Could Be Damaged If The Music Provided By Lesser-Known Artists Fails To Meet Consumer Expectations.

      Although most of the artists that post music on our web site are not bound by record contracts, some artists, including most internationally-recognized artists, typically sign multi-year exclusive recording contracts that may prevent them from posting music on our web site. To post music on our web site, these artists must typically get permission from their record company. As a result, our access to internationally-recognized artists and our ability to distribute their music or place their music on our web site and on our CDs is limited. For this reason, and because of the emphasis of our business model on under-served artists, we expect our music to continue to concentrate principally on lesser-known and local artists. If the music provided by these lesser-known and local artists fails to meet consumer expectations, our brand name could be damaged and our business may not generate sufficient revenues to survive.

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

      The traditional music industry has not embraced the development of the mp3 format to deliver music, in part because users of mp3 technology can download and distribute unauthorized or “pirated” copies of copyrighted recorded music over the Internet. Although our business model for the digital distribution of music can support more than one audio compression format and method of delivery, and is intended to discourage music piracy and ensure that only legitimate music is posted on our web site, our brand identity is currently linked to the mp3 technology. As a result, we may face opposition from a number of different music industry sources including record companies and studios, the Recording Industry Association of America (“RIAA”) and established artists with record contracts, due to our current brand identity and its potentially negative associations. In addition, adverse news or events relating to mp3 technology may lead to confusion in the public markets regarding our company and its prospects, alienate advertisers and consumers, reduce revenues and harm our overall financial results.

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

      As a result of our limited operating history, we do not have historical financial data for a significant number of periods upon which to forecast quarterly revenues and results of operations. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as indicators of future performance. In addition, our revenue and earnings may vary substantially as a result of holiday-based buying and the business cycles of the music industry and of Internet commerce in general. However, the actual effect of these factors on the price of our stock will be difficult to assess due to our limited operating history. In one or more future quarters our results of operations may fall below the expectations of securities analysts and investors, and the trading price of our common stock may be affected.

We Expect Net Losses In The Future And May Never Achieve Profitability, Which May Cause Our Stock Price To Fall.

      In 1999 and the first quarter of 2000, we had a net loss of approximately $42.5 and $18.1 million, respectively. We expect substantial net losses and negative cash flow for the foreseeable future. We believe it is critical to our long term success that we continue to develop MP3.com brand awareness and loyalty through marketing and promotion, expand our artist and consumer networks, develop our online content and expand our other services. We expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing and product development. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve or sustain profitability and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our Stock Price And Trading Volume Has Been And May Continue To Be Extremely Volatile.

      The trading price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	developments related to our current or future legal proceedings;

•	actual or anticipated variations in quarterly and/or annual operating results;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates and/or ratings by securities analysts;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	additions or departures of key personnel;

•	sales of common stock;

•	perceived and/or actual sales of our stock by company insiders; and

•	other events or factors, many of which are beyond our control.

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

Substantial Future Sales Of Our Common Stock In The Public Market Could Cause Our Stock Price To Fall.

      Sales of a large number of shares of our common stock in the public market or the perception that such sales could occur could cause the market price of our common stock to drop. As of March 31, 2000, we had 67,972,476 shares of common stock outstanding, of which approximately 42,485,001 shares are freely transferable without restriction or registration under the Securities Act of 1933, unless such shares are held by our affiliates, as that term is defined in Rule 144 under the Securities Act. Sales of common stock by existing stockholders in the public market, or the availability of such shares for sale, could adversely affect the market price of the common stock.

      In July 1999, we filed a registration statement on Form S-8 with the Securities and Exchange Commission covering the 7,606,781 shares of common stock reserved for issuance under our 1998 Equity Incentive Plan and 1999 Employee Stock Purchase Plan and for options issued outside such plans. In February 2000, our board of directors approved our 2000 Equity Incentive Plan, which includes a reserve of 1,100,000 shares available for grant for which we plan to file a registration statement on Form S-8 sometime in the future. We also will ask our shareholders to approve an amendment to the 1998 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan from 12,750,000 to 22,500,000 shares. Upon approval of such amendment at our 2000 annual meeting of shareholders, we plan to file a registration statement on Form S-8 covering such shares. Once issued, any shares registered on such Form S-8 registration statements, could be freely transferable without restriction or registration under the Securities Act of 1933, unless such shares are held by our affiliates, as that term is defined in Rule 144 under the Securities Act. Sales of a large number of shares could have an adverse effect on the market price for our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain a portfolio of cash equivalents and marketable securities, including U.S. government agencies, corporate debt securities, commercial paper, and money market funds. As of March 31, 2000, approximately 96.5% of our total portfolio matures in one year or less, with the remainder maturing in less than two years.

      Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at March 31, 2000.

      The following table presents the fair value balances of our cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2000 (dollars in thousands):

	2000	2001

Cash equivalents	$224,455	$—

Average interest rates	6.13%	—

Short term investments, excluding equity investments	$132,447	$12,981

Average interest rates	6.04%	6.61%

      As of March 31, 2000, we held one derivative financial instrument, a warrant to purchase 1.5 million shares of Cinram International, Inc, and one marketable equity investment. The deemed fair value of the warrant and equity investment were $1,413,000 and $7,790,000, respectively. In addition, we had outstanding debt as of March 31, 2000 of approximately $1.0 million.

Foreign Currency Risk

      Currently, all of MP3.com, Inc.’s sales and expenses are denominated in U.S. dollars and as a result the Company has experienced no foreign exchange gains and losses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

      On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleges that MP3.com, in connection with its recently-introduced My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act. The complaint further alleges that offering the new My.MP3.com service, which allows a user to listen, via the Internet, to the tracks of certain commercial audio CDs of his or her choosing, constitutes unauthorized copying and willful infringement of plaintiffs’ copyrighted sound recordings. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses reproductions of plaintiffs’ copyrighted sound recordings. In February 2000, MP3.com filed an answer to the complaint denying each of the substantive allegations therein, and the plaintiffs moved for summary judgement. In March 2000, MP3.com filed materials in opposition to the plaintiff’s motion for summary judgement, and a hearing on the motion was held by the court on April 14, 2000. The court is expected to provide a ruling on the motion on April 28, 2000.

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

      On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleges that the recording company defendants are claiming, in their separate lawsuit against MP3.com (filed on January 21, 2000 — see above), rights to plaintiffs’ recordings that they do not possess. In particular, the complaint alleges that the recording company defendants do not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, do not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and do not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleges that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanharn Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs ask to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likeness to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre-and post-1972 recordings.

      MP3.com believes that it has meritorious defenses to the plaintiffs’ claims, including the “fair use” doctrine, based in part on the belief that these services augment the market for music and music CDs, and we intend to vigorously defend against such claims. However, we cannot assure you that we will be successful in defending these lawsuits, and we may be required to pay license fees or substantial damages, including statutory, punitive or other damages that far exceed the resources and overall market capitalization of our company. We also may be required at any time by the courts to cease all operations of the My.MP3.com, Instant Listening, Beam-it or other services. Furthermore, our insurance coverage and other capital resources may be inadequate to cover anticipated costs of the lawsuit or any possible settlements or licenses. If successful, any of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Item 2. Changes in Securities and Uses of Proceeds

Use of Proceeds

      From the time of receipt through March 31, 2000, the net proceeds of our initial public offering were all applied to temporary investments in corporate commercial paper and debt securities, U.S. Government agencies, and money market funds.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:

Exhibit 10.23 —	Separation Agreement dated March 9, 2000 between the Registrant and Thomas Spiegel

Exhibit 27.1 —	Financial Data Schedule

      (b)  Reports on Form 8-K:

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MP3.COM, INC.
(Registrant)

Date: April 21, 2000

By:	/s/ PAUL L.H. OUYANG

Paul L.H. Ouyang
Executive Vice President and Chief Financial
Officer (Authorized Officer)
(Principal Financial and Accounting Officer)