Form 10-Q
period 2000-06-30
MP3 COM INC
filed 2000-07-27
CIK 1078073

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
Commission File Number 000-26697

MP3.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0840026 (I.R.S. Employer Identification No.)

4790 Eastgate Mall, San Diego, CA (Address of principal executive offices)	92121 (Zip Code)

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

Common Stock, $0.001 per share par value, 68,186,178 shares outstanding as of June 30, 2000.

This report contains 36 pages

MP3.COM, INC.

FORM 10-Q
For the Quarter Ended June 30, 2000

INDEX

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and

	Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Changes in Securities and Uses of Proceeds	34

Item 4.	Submission of Matters to a Vote of Securities Holders	34

Item 5.	Other Information	35

Item 6.	Exhibits and Reports on Form 8-K	35

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MP3.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

ASSETS

	June 30,	December 31,
	2000	1999

	(Unaudited)
Current assets:

Cash and cash equivalents	$188,095	$193,192

Marketable securities	115,278	220,039

Short-term investments	12,100	14,750

Accounts receivable, net	3,519	6,871

Unbilled receivables	1,749	1,279

Prepaid expenses	4,852	2,878

Other current assets	3,176	3,456

Total current assets	328,769	442,465

Property and equipment, net of accumulated depreciation	19,346	13,849

Strategic investments	30,050	11,983

Prepaid marketing and promotions expense	4,633	2,162

Other non-current assets	22,634	1,423

Total assets	$405,432	$471,882

	LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5,309	$5,659

Line of credit	799	1,234

Accrued expenses	18,844	5,019

Deferred revenues	27,733	42,361

Reserve for litigation dispute	121,482	—

Total current liabilities	174,167	54,273

Other liabilities	318	59

Stockholders’ equity:

Preferred stock, par value $0.001 per share; 15,000,000 authorized at June 30, 2000 and December 31, 1999; none issued and outstanding at June 30, 2000 and December 31, 1999.	—	—

Common stock, par value $0.001 per share; 300,000,000 authorized at June 30, 2000 and December 31, 1999; 68,186,178 and 68,620,913 issued and outstanding at June 30, 2000 and December 31, 1999, respectively	68	69

Additional paid in capital	478,653	477,272

Note receivable from stockholder	(258)	(258)

Deferred compensation	(8,108)	(18,148)

Accumulated other comprehensive income (loss)	(1,364)	1,454

Accumulated deficit	(238,044)	(42,839)

Total stockholders’ equity	230,947	417,550

	$405,432	$471,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

MP3.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2000	1999	2000	1999

Net revenues	$20,178	$1,911	$37,673	$2,577

Cost of revenues	3,812	811	7,568	1,017

Gross profit	16,366	1,100	30,105	1,560

Operating expenses:

Sales and marketing	11,961	2,807	28,963	3,330

Product development	6,125	766	11,404	1,071

General and administrative	6,597	1,305	14,359	1,764

Charge related to copyright claims	150,000	—	150,000	—

Costs related to acquisition activities	—	—	1,704	—

Amortization of deferred and other stock-based compensation	1,934	2,811	6,336	3,463

Total operating expenses	176,617	7,689	212,766	9,628

Loss from operations	(160,251)	(6,589)	(182,661)	(8,068)

Interest income, net	5,016	246	10,794	319

Impairment of strategic investments	(21,570)	—	(21,670)	—

Loss before minority interest	(176,805)	(6,343)	(193,537)	(7,749)

Minority interest in loss of unconsolidated subsidiary	263	—	1,668	—

Net loss	$(177,068)	$(6,343)	$(195,205)	$(7,749)

Net loss per share:

Basic and diluted	$(2.71)	$(0.22)	$(2.98)	$(0.27)

Weighted average shares — basic and diluted	65,384,000	28,838,000	65,430,000	28,496,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MP3.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2000	1999

Operating activities:

Net loss	$(195,205)	$(7,749)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation	2,741	166

Certain employee related costs	7,195	—

Amortization of stock based marketing	417	504

Amortization of deferred compensation	6,336	3,094

Loss from the sale of fixed assets	91	—

Impairment of strategic investments	21,670	—

Charge for copyright claims	150,000	—

Changes in operating assets and liabilities:

Accounts receivable	3,352	(709)

Unbilled receivables	(470)	(114)

Prepaid expenses and other current assets	(1,690)	(1,020)

Accounts payable	(350)	1,612

Accrued expenses and accrued amounts for copyright claims	(15,229)	1,099

Deferred revenue	(14,628)	167

Cash used in operating activities	(35,770)	(2,950)

Investing activities:

Purchase of property and equipment	(8,333)	(3,895)

Maturities of marketable securities, net	104,591	—

Purchases of strategic investments	(39,737)	—

Issuance of loan receivable	(4,000)	—

Other assets	(20,099)	(63)

Cash provided by (used in) investing activities	32,422	(3,958)

Financing activities:

Payments under capital lease obligation	—	(14)

Proceeds from issuance of Series A, B, and C convertible Preferred stock	—	60,618

Proceeds from exercise of stock options for common stock	1,084	2,057

Repurchase of unvested common stock	(2,400)	—

Proceeds (payments) on line of credit	(435)	1,234

Translation adjustment	2	—

Cash (used in) provided by financing activities	(1,749)	63,895

Increase (decrease) in cash and cash equivalents	(5,097)	56,987

Cash and cash equivalents at beginning of period	193,192	40

Cash and cash equivalents at end of period	$188,095	$57,027

Supplemental disclosures of cash flow information:

Interest paid	$51	$56

Taxes paid	$—	$58

Supplemental schedule of non-cash activities:

Stock based compensation associated with the acceleration of stock option vesting	$6,400	$—

Unrealized loss on marketable securities, net	$2,820	$—

Forfeiture of stock options	$3,704	$—

Common stock issued for notes receivable	$—	$338

Cancellation of stockholder notes receivable	$—	$78

Warrants for common stock and common stock issued in exchange for prepaid marketing

costs	$—	$2,302

Donation of 100,000 shares of MP3.com common stock to the MP3

Foundation	$—	$767

The accompanying notes are an integral part of these condensed consolidated financial statements.

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

      MP3.com, Inc. (“MP3.com”) is developing a revolutionary approach to the promotion and distribution of music. MP3.com uses the Internet and file formats that make music files smaller to enable a growing number of artists to distribute and promote their music worldwide and to enable consumers to conveniently access this expanding music catalog. Consumers can search for, listen to and download music free of charge. In addition, MP3.com is developing its role as the premier online Music Service Provider (or “MSP”), which allows users to access, manage and listen to their personal music collections anytime, anywhere, on any web-enabled device or application. MP3.com shares are traded on the Nasdaq National Market System under the symbol “MPPP.” MP3.com was incorporated in the state of Delaware on March 17, 1998 and commenced operations on that date. MP3.com is headquartered in San Diego, California.

Basis of Presentation

      The accompanying condensed consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited and have been prepared by MP3.com pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information included, in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. The consolidated results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

      The consolidated financial statements include the accounts of MP3.com and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity and net income or loss attributable to the minority stockholder interests which related to MP3.com’s subsidiaries, are shown separately in the consolidated balance sheets and consolidated statements of operations, respectively. Investments in entities in which the Company can exercise significant influence, but less than majority owned and not otherwise controlled by MP3.com, are accounted for under the equity method. Under the equity method of accounting, MP3.com’s share of the investee’s earnings or loss is included in consolidated operating results as “Minority interest in loss of unconsolidated subsidiary.” All other investments, for which MP3.com does not have the ability to exercise significant influence or for which there is not a readily determinable market value, are accounted for under the cost method of accounting. Dividends and other distributions of earnings from investees, if any, are included in income when declared.

Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common shares, and incremental common shares issuable upon the exercise of stock options are included in diluted net income (loss) per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of dilutive net loss per share for the three and six months ended June 30, 2000 and 1999 because the effect would be anti-dilutive.

      Under the provisions of SAB 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

      The following table sets forth the computation of basic and diluted net loss per share as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2000	1999	2000	1999

Numerator:

Net loss	$(177,068)	$(6,343)	$(195,205)	$(7,749)

Denominator:

Weighted average shares outstanding	68,249,000	33,271,000	67,962,000	32,929,000

Weighted average unvested common shares subject to repurchase agreements	(2,865,000)	(4,433,000)	(2,532,000)	(4,433,000)

Denominator for basic and diluted calculation	65,384,000	28,838,000	65,430,000	28,496,000

Net loss per share:

Basic and diluted	$(2.71)	$(0.22)	$(2.98)	$(0.27)

      Diluted common stock equivalents include common stock options, as if converted, and restricted stock that has not yet fully vested. Potentially dilutive securities total approximately 6,785,000 and 6,452,000 common shares for the three and six months ended June 30, 2000, respectively, and were excluded from historical diluted earnings per share because of their anti-dilutive effect.

Comprehensive Income

      MP3.com adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive income. There were no differences between MP3.com’s net loss and its total comprehensive loss for the three and six months ended June 30, 2000, except for unrealized gain (loss) on investments of approximately $2,953 and $(2,820), respectively. For the three and six months ended June 30, 1999, there were no differences between net loss and comprehensive loss.

Segment Information

      MP3.com has adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. MP3.com identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. MP3.com believes it operates in a single business segment. Through June 30, 2000, there were no significant foreign operations.

      A summary of advertising and merchandise revenue from customers is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Advertising	$19,424	$1,646	$36,254	$2,206

Merchandise	754	265	1,419	371

	$20,178	$1,911	$37,673	$2,577

Note 2 — Legal Proceedings

      On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleged that MP3.com, in connection with certain content available in its My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act. The complaint further alleged that offering the new My.MP3.com service, which allowed a user to listen, via the Internet, to the tracks of certain commercial audio CDs of his or her choosing, constituted unauthorized copying and willful infringement of plaintiffs’ copyrighted sound recordings. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses reproductions of plaintiffs’ copyrighted sound recordings. In February 2000, MP3.com filed an answer to the complaint denying each of the substantive allegations therein, and the plaintiffs moved for summary judgement on the issue of liability. On April 28, 2000 the court granted plaintiffs’ motion for summary judgement and held that MP3.com was liable for infringing plaintiffs’ copyrights, and the litigation proceeded with discovery on the issues of willfulness and damages. On May 10, 2000, MP3.com voluntarily disabled the plaintiffs’ content within the My.MP3.com service. In June 2000, MP3.com entered into settlement and licensing agreements with BMG Entertainment and Warner Music Group (see discussion below), and the six (6) plaintiffs related to such parties agreed to dismiss with prejudice their portion of the lawsuit. In July 2000, the remaining four (4) plaintiffs moved for summary judgement on two issues: (i) that the unit of measurement for statutory damages should be an individual recording, or song (as opposed to a CD, regardless of the number of individual recordings or songs embodied on that CD) and (ii) that MP3.com willfully infringed plaintiffs’ copyrights. MP3.com simultaneously moved for summary judgement on two issues: (A) that MP3.com did not willfully infringe plaintiffs’ copyrights and (B) that plaintiffs are entitled to recover statutory damages only for the infringement of those copyrights evidenced by the twelve (12) copyright registrations actually produced by such plaintiffs during the discovery phase of the litigation. A hearing on each of the foregoing motions is scheduled to be heard on July 28, 2000, and a trial on the issues of willfulness and damages is currently scheduled to commence on August 28, 2000.

      On March 14, 2000, two large music publishing companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleges that MP3.com, in connection with its My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act, and that MP3.com, in connection with the streaming of audio content to users of the My.MP3.com service, continued to make unauthorized digital phonorecords in violation of the Copyright Act. The complaint further alleges that MP3.com’s actions constituted unauthorized copying and willful infringement of plaintiffs’ copyrights. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses unauthorized reproductions of plaintiffs’ copyrighted works.

      On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleges that the recording company defendants, in their separate lawsuit against MP3.com (filed on January 21, 2000 — see above), are claiming rights in plaintiffs’ recordings that they do not possess. In particular, the complaint alleges that the recording company defendants do not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, do not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and do not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleges that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs ask to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likenesses to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings.

      On June 16, 2000, Teevee Toons, Inc. filed a copyright infringement lawsuit against MP3.com for the same behavior at issue in the January 21, 2000 lawsuit discussed above. The suit was also filed in the United States District Court for the Southern District of New York. Minimal discovery has transpired to date. Plaintiffs in this case seek damages (including statutory damages of up to $150,000 per violation).

      Notwithstanding the court’s liability ruling in the first litigation mentioned above, MP3.com believes that it has meritorious defenses to the plaintiffs’ claims, including the “fair use” doctrine, based in part on the belief that these services augment the market for music and music CDs. We intend to vigorously defend against such claims, including the motions for summary judgement currently pending before the court in the litigation with the major recording companies, and intend to utilize every possible recourse and remedy available to us through the courts. However, we cannot assure you that we will be successful in ultimately defending these lawsuits, and we may be required to pay license fees or substantial damages, including statutory, punitive or other damages that far exceed the resources and overall market capitalization of our company, in which event we might have to significantly limit or terminate our business operations, particularly because our business is not yet profitable. At the maximum statutory rate of $150,000 per work, our aggregate potential liability resulting from all of our litigation proceedings could exceed tens of billions of dollars. If successful, any one of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

      In June 2000, MP3.com entered into settlement and license agreements with Warner Music Group and BMG Entertainment, which together represented six of the ten major recording companies that filed the copyright infringement lawsuit on January 21, 2000. The settlement agreements provide for a settlement amount to be paid in cash by MP3.com in exchange for a release from Warner Music Group, BMG Entertainment and their affiliated entities (as defined in the settlement agreements) of all claims related to the January 21, 2000 lawsuit and the My.MP3.com service. MP3.com made no admission of wrongdoing in connection with these settlements. Subject to certain affirmative obligations of MP3.com and other terms and conditions regarding the implementation of the My.MP3.com service, the license agreements permit MP3.com to utilize recordings owned by Warner Music Group and BMG Entertainment as part of the My.MP3.com service. The license agreements have terms of approximately five to ten years, and provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from the My.MP3.com service or (ii) a specified amount accrued each time a licensor recording is streamed from My.MP3.com. In addition, the licenses provide for on-going royalty payments based on the number of times a licensor recording is added to My.MP3.com accounts.

      MP3.com has pursued and continues to actively pursue settlement discussions with the remaining major record company plaintiffs from the January 21, 2000 lawsuit, as well as other individuals and entities related to the additional litigation matters mentioned herein. The decision whether to enter into settlement and/or license agreements with each party will be based upon a number of factors related to both the lawsuits and MP3.com’s business in general. We cannot guarantee that we will be able to enter into any additional settlement agreements on terms favorable to MP3.com, if at all, or that any settlement or license agreement will prove beneficial to our business or stockholders. During the quarter ended June 30, 2000, MP3.com has recorded a charge for copyright claims of $150.0 million. The charge for copyright claims represents MP3.com’s estimate of the total costs to be incurred in connection with the resolution of the various copyright issues associated with the My.MP3.com service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3.com Service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge does not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3.com service. This charge reflects management’s expectations as of the date of this quarterly report and is based on currently available information as well as significant assumptions made by management regarding the litigation, including but not limited to the following: (i) that the copyright claims will be resolved by settlement as opposed to a final judgement and award of damages by the court, (ii) that such settlements will generally be consistent with the actual terms and conditions of the settlement agreements entered into with Warner Music Group and BMG Entertainment, (iii) that the actual unit of measurement for damages is based upon the number of CDs in our system and not the number of song tracks, (iv) that the economic terms and conditions of settlements with music publishers will generally be consistent with those discussed in recent negotiations with certain music publishers, and (v) that the ten major music recording companies (and their affiliates) and certain publishing companies represent a particular percentage of the total music recording and publishing content, respectively, in our My.MP3.com service. Although we believe that the expectations and assumptions reflected in this charge are reasonable, we cannot guarantee that future events or results will conform to such expectations or assumptions. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all related matters could be materially different than those recorded as of June 30, 2000.

      As mentioned above, on May 10, 2000, MP3.com voluntarily disabled the major recording companies’ content within the My.MP3.com service. Although MP3.com has obtained license agreements permitting the use of recordings from BMG Entertainment and Warner Music Group, we cannot guarantee that MP3.com will be able to secure similar license agreements from any other recording company. Similarly, MP3.com has not yet secured any publishing license or other affirmative clearance (whether by litigation or otherwise) to utilize within the My.MP3.com service the compositions embodied in the recordings owned by any recording company (including BMG Entertainment and Warner Music Group), nor can we guarantee that any such license or clearance will ever be obtained. If a publishing license or other affirmative clearance to utilize such compositions is not obtained, our ability to utilize in the My.MP3.com service recordings from any recording company could be materially and adversely affected. Further, because of the other litigation proceedings related to such content, and the various issues related thereto, we cannot guarantee that such content will be enabled in the near future, if at all.

Note 3 — Acquisition

      In April 2000, MP3.com agreed to purchase the remaining 53.5% ownership of mp3radio.com, a joint venture with Cox Interactive Media, Inc., and paid approximately $4 million in cash. During the transition period ending June 30, 2000, the costs of relocating the joint venture’s operations to San Diego were shared pro rata based upon the parties’ existing ownership percentages and included in minority interest in losses of unconsolidated subsidiary. The acquisition of mp3radio.com will be accounted for under the purchase method of accounting, and is expected to close during the third quarter of 2000.

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Forward-Looking Statements

      This document contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “going to,” “should,” “could,” “expect,” “expects, “ “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions, and reflect our expectations and assumptions as of the date of this quarterly report based on currently available operating, financial and competitive information.

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

      The following discussion should be read in conjunction with our consolidated financial statements and the related notes and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to describe some of the factors which affect our business and may cause such material differences, including without limitation the disclosures made under the caption “Risk Factors,” the audited financial statements and related footnotes included herein and in our Form 10-K dated March 30, 2000.

      Neither MP3.com nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements made in this document. Also, MP3.com is under no obligation, and we assume no obligation, to update any of the forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

      MP3.com, Inc. is pioneering a revolutionary approach to the promotion and distribution of music. MP3.com’s web site has grown into a premier online music destination for Internet users around the world. MP3.com uses the Internet and file formats that make music files smaller to enable a growing number of artists to distribute and promote their music worldwide and to enable consumers to conveniently access this expanding music catalog. As of June 30, 2000, MP3.com’s web site contained over 515,000 songs and audio files from over 81,000 artists, which we believe represents one of the largest collections of digital music available on the Internet. Consumers can search for, listen to and download music free of charge.

      In addition to the wide variety of music available on our web site, consumers have a substantial amount of music already in their personal music collections that they want to access, manage and listen to in a variety of ways. Just as consumers use an Internet Service Provider as the central mechanism through which they interact with the Internet, individuals are increasingly looking for one central resource, or a “Music Service Provider” (or “MSP”), that allows them to access, manage and listen to all of their music anywhere, anytime. In January 2000, MP3.com launched the foundation of its Music Service Provider initiative, the upgraded “My.MP3.com” service. The My.MP3.com service was designed to, among a number of other things, allow users to place CDs and mp3 files online, organize their music and receive personalized music services. In order to maintain MP3.com’s position as the premier Music Service Provider, MP3.com intends to work through strategic partnerships with leading web sites, application developers, device manufacturers, wireless carriers and connectivity providers to enable our users to access their music anytime, anywhere, on any web-enabled device or application.

      MP3.com generates revenue from online advertising, offline advertising and electronic commerce. For the three months ended June 30, 2000, 96.3% of MP3.com’s revenues was from the sale of advertising. Advertising sales include revenue from the sale of space on our website; sponsorship of contests and sweepstakes, e-mail campaigns and greeting cards; and sponsorship of CD samplers, which are distributed free of charge to consumers and contain collections of music. MP3.com sells CDs online, both fully-packaged albums created by artists sold through our Digital Automatic Music system, which we call “DAM CDs,” and albums we compile featuring the work of multiple artists, which we call “compilation CDs.” Although a substantial portion of the My.MP3.com service is currently free to our users, we currently charge customers a subscription or access fee to particular portions of the service and may charge subscription or access for the entire service in the future.

      Since the beginning of 1999, MP3.com’s growth has been dramatic. The number of employees increased from 143 on June 30, 1999 to 335 on June 30, 2000. In June 2000, MP3.com added an average of over 200 artists and an average of over 1,400 new songs and audio files each day. During June 2000, visitors to MP3.com’s web site viewed over 134 million web pages and listened to or downloaded over 34.6 million songs.

The Three Months Ended June 30, 2000 Compared to June 30, 1999

Results of Operations

Net Revenues

      For the three months ended June 30, 2000, net revenues were $20,178,000, which were derived from online advertisements on our web site; offline advertisements through various promotions and events that were not hosted on our web site; sponsorship of various contests, sweepstakes, e-mail campaigns, and greeting cards; and the online sale of CDs and music-related merchandise. This compares to $1,911,000 during the same period a year ago. The increase in net revenues during the second quarter over the same period in 1999 was mostly attributable to a significant increase in online and offline advertisements; the introduction of various contests, sweepstakes, e-mail campaigns, and greeting card advertisements; and a significant increase in CD sales on our web site.

      Revenue from online advertising. For the quarter ended June 30, 2000, revenues from online advertising were $15,845,000 or 78.6% of net revenues compared to $1,264,000 or 66.1% of net revenues for the same period a year ago. Online advertising revenues primarily consist of banner, button, portal and sponsorship advertisements on MP3.com’s web site in addition to advertisements placed in e-mail and greeting card campaigns. The duration of MP3.com’s online advertising commitments range from one month to approximately three years. Banner, button and portal advertisements are impression based, requiring the advertisement to be displayed a minimum number of times over the contract period. Sponsorship advertising contracts involve static advertisements, whereby the advertisement is continually displayed on a specified area of the MP3.com web site during the contract period. E-mails containing various advertisements are sent to MP3.com’s artists and users of the MP3.com web site on a regular basis. Greeting cards also contain advertisements and are sent electronically whenever a user of the MP3.com web site requests that a card be delivered to a person(s) of their choice. The increase in revenue from online advertising for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 was primarily due to a significant increase in pageview volume resulting from significant increases in unique visitors, MP3.com’s advertiser customer base, and the introduction of new product lines such as e-mail and greeting cards.

      Revenue from offline advertising. For the three months ended June 30, 2000, revenues from offline advertising were $3,579,000 or 17.7% of net revenues compared to $382,000 or 20.0% of net revenues for the same period a year ago. During the second quarter of 2000, offline advertising revenues primarily consisted of advertising sponsorships of CD sampler products, contests and sweepstakes, and to a lesser extent an Internet music convention called the “MP3 Summit.” CD Samplers are multi-media CDs containing advertising, free software, videos and games as well as collections of music from artists that have posted music on the MP3.com web site. These CDs are sponsored by several different advertisers and distributed free of charge to users of MP3.com’s web site who register to receive the CD. MP3.com held contests and sweepstakes during the quarter that were sponsored by various advertisers and provided prizes to the winners of each contest. The increase in revenue from offline advertising is primarily due to an increase in revenue from CD sampler products and the inclusion of contests and sweepstakes during the second quarter of 2000 that were not included in revenue during the same period one year ago, and, to a lesser extent, an increase in revenue from the “MP3 Summit.”

      Revenue from online sales of CDs and other music-related merchandise. For the three months ended June 30, 2000, revenues from online sales of CDs and other music-related merchandise was $754,000 or 3.7% of net revenues compared to $265,000 or 13.9% of net revenues for the same period a year ago. Online e-commerce sales consist of DAM and compilation CDs and, to a lesser extent, other music-related merchandise. The increase in revenues from online sales of CDs and other music-related merchandise during the second quarter of 2000 as compared to the second quarter of 1999 was primarily due to an increase in the sales volume of DAM CDs (approximately 63,000 units, or a 265% increase) resulting from increased musical content available on MP3.com’s web site as a result of increased brand awareness and an increase in the average selling price of CDs.

      Revenue Concentration. We expect that most of our revenues will continue to be derived from third party advertising agreements like those we have with Groupe Arnault. In July 1999, MP3.com entered into an agreement with Groupe Arnault, which committed to purchase an aggregate of $150,000,000 in advertising, promotion and marketing services from MP3.com over a three-year period beginning October 1999, including $5,000,000 in 1999, $40,000,000 in 2000, $70,000,000 in 2001 and $35,000,000 in the first half of 2002. Under this agreement, MP3.com received pre-payments of $45,000,000 in July 1999 representing advertising, promotional and marketing services to be delivered by MP3.com in the form of online and offline advertisements from October 1, 1999 through December 31, 2000. In January 2000, MP3.com entered into an agreement with Visitalk, which, as amended, committed to purchase an aggregate of $12,500,000 of advertising and promotional services. During the quarter ended June 30, 2000, MP3.com recognized revenue of $8,500,000 and $2,038,000 associated with the Groupe Arnault and Visitalk agreements, respectively. Groupe Arnault revenues will be distributed between online and offline sources based on a changing percentage from quarter to quarter. MP3.com is scheduled to provide the remaining advertising and promotion services to Visitalk in 2001 and 2002.

Cost of Revenues

      Cost of revenues for the three months ended June 30, 2000 were $3,812,000 or 18.9% of net revenues compared to $811,000 or 42.4% of net revenues during the same period a year ago, resulting in gross margins of 81.1% and 57.6%, respectively. The increase in cost of revenues was primarily due to increases in fulfillment costs associated with increased CD volume, bandwidth requirements, royalties to artists, costs associated with CD sampler production and costs related to contests and sweepstakes. The increase in gross margins was primarily due to a significant amount of the Groupe Arnault revenues allocated to online advertising, which has higher gross margins. CD and other music-related merchandise sales typically have lower gross margins which offset the higher gross margins from online and offline advertising products. MP3.com anticipates that future gross margins will fluctuate depending on changes in its revenue mix and the timing of expenditures in web site and fulfillment operations. Additionally, future gross margins could fluctuate depending on the amount of Groupe Arnault quarterly revenues allocated between online and offline advertising products.

      Cost of revenues in future periods may increase both in absolute dollars and as a percentage of revenue as a result of the cost of certain royalty licensing arrangements with certain major recording companies.

Sales and Marketing

      During the three months ended June 30, 2000, sales and marketing expense was $11,961,000 or 59.3% of net revenues compared to $2,807,000 or 146.9% of net revenues during the same period a year ago. The increase in sales and marketing expense, in absolute dollar amounts was primarily due to new and increased marketing programs, substantial increases in sales and marketing payroll and related expenses, amortization of prepaid marketing expenses in connection with our arrangements with internationally known artists, the cost of our Payback for Playback program, and costs associated with the growth of our business. The decrease in sales and marketing costs as a percentage of revenues is primarily due to the significant increase in net revenues. MP3.com anticipates that overall sales and marketing expense will continue to increase significantly in the foreseeable future; however, sales and marketing expense as a percentage of net revenues may fluctuate depending on the timing of new marketing programs and the addition of sales and marketing personnel.

      In the future, MP3.com may enter into arrangements with additional artists and creative talent agencies to secure their promotional and marketing services and obtain rights to their music. Future expenses may include costs related to promotional events, which will be expensed to sales and marketing in the period the event is held. Proceeds from these events, if any, will be credited against promotional expenses incurred. Depending upon the terms and timing of promotional activities, substantial sales and marketing expenses may be incurred in any quarterly or annual period.

Product Development

      During the three months ended June 30, 2000, product development expense was $6,125,000 or 30.4% of net revenues compared to $766,000 or 40.1% of net revenues during the same period a year ago. The increase in the level of product development expense in absolute dollar amounts was primarily due to increased payroll and related expenses associated with increased headcount, expensed computer supplies, increased computer equipment depreciation, increased consulting and temporary labor, and costs associated with the growth of MP3.com’s business. The decrease in product development expense as a percentage of net revenue is primarily due to the significant increase in net revenues. MP3.com anticipates that overall product development expenses will increase in the

\

foreseeable future; however, product development expenses as a percentage of net revenues may fluctuate depending on the level of future net revenues and the timing of investments in product development and hiring.

General and Administrative

      General and administrative expense was $6,597,000 or 32.7% of net revenues during the quarter ended June 30, 2000 compared to $1,305,000 or 68.3% of net revenues during the same period a year ago. The increase in general and administrative expense in absolute dollar amounts was primarily a result of increased finance and administrative payroll and related expense; legal, accounting, and public relations expenses; facility-related cost; insurance costs; and costs associated with the growth of MP3.com’s business. General and administrative expenses as a percentage of net revenue decreased primarily due to increased net revenues. MP3.com anticipates that overall general and administrative expenses will increase in the foreseeable future; however, general and administrative expense as a percentage of net revenues may fluctuate depending on the level of future net revenues and the timing of additional investments in general and administrative infrastructure.

Charge for Copyright Claims

      On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleged that MP3.com, in connection with certain content available in its My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act. The complaint further alleged that offering the new My.MP3.com service, which allowed a user to listen, via the Internet, to the tracks of certain commercial audio CDs of his or her choosing, constituted unauthorized copying and willful infringement of plaintiffs’ copyrighted sound recordings. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses reproductions of plaintiffs’ copyrighted sound recordings. In February 2000, MP3.com filed an answer to the complaint denying each of the substantive allegations therein, and the plaintiffs moved for summary judgement on the issue of liability. On April 28, 2000 the court granted plaintiffs’ motion for summary judgement and held that MP3.com was liable for infringing plaintiffs’ copyrights, and the litigation proceeded with discovery on the issues of willfulness and damages. On May 10, 2000, MP3.com voluntarily disabled the plaintiffs’ content within the My.MP3.com service. In June 2000, MP3.com entered into settlement and licensing agreements with BMG Entertainment and Warner Music Group (see discussion below), and the six (6) plaintiffs related to such parties agreed to dismiss with prejudice their portion of the lawsuit. In July 2000, the remaining four (4) plaintiffs moved for summary judgement on two issues: (i) that the unit of measurement for statutory damages should be an individual recording, or song (as opposed to a CD, regardless of the number of individual recordings or songs embodied on that CD) and (ii) that MP3.com willfully infringed plaintiffs’ copyrights. MP3.com simultaneously moved for summary judgement on two issues: (A) that MP3.com did not willfully infringe plaintiffs’ copyrights and (B) that plaintiffs are entitled to recover statutory damages only for the infringement of those copyrights evidenced by the twelve (12) copyright registrations actually produced by such plaintiffs during the discovery phase of the litigation. A hearing on each of the foregoing motions is scheduled to be heard on July 28, 2000, and a trial on the issues of willfulness and damages is currently scheduled to commence on August 28, 2000.

      On March 14, 2000, two large music publishing companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleges that MP3.com, in connection with its My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act, and that MP3.com, in connection with the streaming of audio content to users of the My.MP3.com service, continued to make unauthorized digital phonorecords in violation of the Copyright Act. The complaint further alleges that MP3.com’s actions constituted unauthorized copying and willful infringement of plaintiffs’ copyrights. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses unauthorized reproductions of plaintiffs’ copyrighted works.

      On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleges that the recording company defendants, in their separate lawsuit against MP3.com (filed on January 21, 2000 — see above), are claiming rights in plaintiffs’ recordings that they do not possess. In particular, the complaint alleges that the recording company defendants do not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, do not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and do not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleges that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs ask to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likenesses to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings.

      On June 16, 2000, Teevee Toons, Inc. filed a copyright infringement lawsuit against MP3.com for the same behavior at issue in the January 21, 2000 lawsuit discussed above. The suit was also filed in the United States District Court for the Southern District of New York. Minimal discovery has transpired to date. Plaintiffs in this case seek damages (including statutory damages of up to $150,000 per violation).

      Notwithstanding the court’s liability ruling in the first litigation mentioned above, MP3.com believes that it has meritorious defenses to the plaintiffs’ claims, including the “fair use” doctrine, based in part on the belief that these services augment the market for music and music CDs. We intend to vigorously defend against such claims, including the motions for summary judgement currently pending before the court in the litigation with the major recording companies, and intend to utilize every possible recourse and remedy available to us through the courts. However, we cannot assure you that we will be successful in ultimately defending these lawsuits, and we may be required to pay license fees or substantial damages, including statutory, punitive or other damages that far exceed the resources and overall market capitalization of our company, in which event we might have to significantly limit or terminate our business operations, particularly because our business is not yet profitable. At the maximum statutory rate of $150,000 per work, our aggregate potential liability resulting from all of our litigation proceedings could exceed tens of billions of dollars. If successful, any one of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

      In June 2000, MP3.com entered into settlement and license agreements with Warner Music Group and BMG Entertainment, which together represented six of the ten major recording companies that filed the copyright infringement lawsuit on January 21, 2000. The settlement agreements provide for a settlement amount to be paid in cash by MP3.com in exchange for a release from Warner Music Group, BMG Entertainment and their affiliated entities (as defined in the settlement agreements) of all claims related to the January 21, 2000 lawsuit and the My.MP3.com service. MP3.com made no admission of wrongdoing in connection with these settlements. Subject to certain affirmative obligations of MP3.com and other terms and conditions regarding the implementation of the My.MP3.com service, the license agreements permit MP3.com to utilize recordings owned by Warner Music Group and BMG Entertainment as part of the My.MP3.com service. The license agreements have terms of approximately five to ten years, and provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from the My.MP3.com service or (ii) a specified amount accrued each time a licensor recording is streamed from My.MP3.com. In addition, the licenses provide for on-going royalty payments based on the number of times a licensor recording is added to My.MP3.com accounts.

      MP3.com has pursued and continues to actively pursue settlement discussions with the remaining major record company plaintiffs from the January 21, 2000 lawsuit, as well as other individuals and entities related to the additional litigation matters mentioned herein. The decision whether to enter into settlement and/or license agreements with each party will be based upon a number of factors related to both the lawsuits and MP3.com’s business in general. We cannot guarantee that we will be able to enter into any additional settlement agreements on terms favorable to MP3.com, if at all, or that any settlement or license agreement will prove beneficial to our business or stockholders. During the quarter ended June 30, 2000, MP3.com has recorded a charge for copyright claims of $150.0 million. The charge for copyright claims represents MP3.com’s estimate of the total costs to be incurred in connection with the resolution of the various copyright issues associated with the My.MP3.com service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3.com Service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge does not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3.com service. This charge reflects management’s expectations as of the date of this quarterly report and is based on currently available information as well as significant assumptions made by management regarding the litigation, including but not limited to the following: (i) that the copyright claims will be resolved by settlement as opposed to a final judgement and award of damages by the court, (ii) that such settlements will generally be consistent with the actual terms and conditions of the settlement agreements entered into with Warner Music Group and BMG Entertainment, (iii) that the actual unit of measurement for damages is based upon the number of CDs in our system and not the number of song tracks, (iv) that the economic terms and conditions of settlements with music publishers will generally be consistent with those discussed in recent negotiations with certain music publishers, and (v) that the ten major music recording companies (and their affiliates) and certain publishing companies represent a particular percentage of the total music recording and publishing content, respectively, in our My.MP3.com service. Although we believe that the expectations and assumptions reflected in this charge are reasonable, we cannot guarantee that future events or results will conform to such expectations or assumptions. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all related matters could be materially different than those recorded as of June 30, 2000.

      As mentioned above, on May 10, 2000, MP3.com voluntarily disabled the major recording companies’ content within the My.MP3.com service. Although MP3.com has obtained license agreements permitting the use of recordings from BMG Entertainment and Warner Music Group, we cannot guarantee that MP3.com will be able to secure similar license agreements from any other recording company. Similarly, MP3.com has not yet secured any publishing license or other affirmative clearance (whether by litigation or otherwise) to utilize within the My.MP3.com service the compositions embodied in the recordings owned by any recording company (including BMG Entertainment and Warner Music Group), nor can we guarantee that any such license or clearance will ever be obtained. If a publishing license or other affirmative clearance to utilize such compositions is not obtained, our ability to utilize in the My.MP3.com service recordings from any recording company could be materially and adversely affected. Further, because of the other litigation proceedings related to such content, and the various issues related thereto, we cannot guarantee that such content will be enabled in the near future, if at all.

Amortization of Deferred Compensation

      During the quarter ended June 30, 2000, total deferred compensation of $1,934,000 was amortized to expense compared to $2,442,000 during the quarter ended June 30, 1999. Additionally, the second quarter of 1999 included $369,000 of stock-based compensation of which there was none during the same period of 2000. Deferred compensation is being amortized over the vesting period of the relevant granted stock options, which is generally four years.

Interest Income, Net

      Interest income (net of interest expense) during the quarter ended June 30, 2000 was $5,016,000 compared to $246,000 during the same period a year ago. The interest income during the quarter ended June 30, 2000 is directly related to interest income earned on cash, cash equivalent balances and marketable securities associated with proceeds from the issuance of common stock in connection with MP3.com’s initial public offering in July 1999, the exercise of stock options and a warrant for the purchase of common stock, and the issuance of Series A, B, and C convertible preferred stock for an aggregate of approximately $426,300,000 during 1999. Interest income during the same period one year ago was due to interest income on the proceeds from the issuance of Series A, B, and C convertible preferred stock during the first six months of 1999.

Impairment of Strategic Investments

      During the quarter ended June 30, 2000, MP3.com recorded a charge of $21,570,000 for the estimated impairment of its strategic investment portfolio. The impairment is associated with a decrease in the value of certain investments within its portfolio, which is considered other than temporary.

Provision for Income Taxes

      Due to the loss from operations for both book and tax purposes, no provision or benefit for income taxes was recorded for the three months ended June 30, 2000 and 1999. Currently, we provide a valuation allowance for all future tax benefits.

Minority Interest in Loss of an Unconsolidated Subsidiary

      Minority interest in the loss of an unconsolidated subsidiary during the quarter ended June 30, 2000 was $263,000 compared to zero for the same period a year ago. The increase in minority interest in the loss of an unconsolidated subsidiary is directly related to mp3radio.com, our former joint venture with Cox Interactive Media, Inc., and reflects expenses incurred to transition the mp3radio.com business to San Diego, California.

      In April 2000, MP3.com agreed to purchase the remaining 53.5% ownership of mp3radio.com, a joint venture with Cox Interactive Media, Inc., and paid approximately $4 million in cash. During the transition period ending June 30, 2000, the costs of relocating the joint venture’s operations to San Diego were shared pro rata based upon the parties’ existing ownership percentages and included in minority interest in losses of unconsolidated subsidiary. The acquisition of mp3radio.com will be accounted for under the purchase method of accounting, and is expected to close during the third quarter of 2000.

The Six Months Ended June 30, 2000 Compared to June 30, 1999

Results of Operations

Net Revenues

      For the six months ended June 30, 2000, net revenues were $37,673,000, which were derived from online advertisements on our web site; offline advertisements through various promotions and events that were not hosted on our web site; sponsorship of various contests, sweepstakes, e-mail campaigns, and greeting cards; and the online sale of CDs and music-related merchandise. This compares to $2,577,000 during the same period a year ago. The increase in net revenues during the first six months of 2000 over the same period in 1999 was mostly attributable to a significant increase in online and offline advertisements; the introduction of various contests, sweepstakes, e-mail campaigns, and greeting card advertisements; and a significant increase in CD sales on our web site.

      Revenue from online advertising. For the six months ended June 30, 2000, revenues from online advertising were $29,408,000 or 78.1% of net revenues compared to $1,824,000 or 70.8% of net revenues for the same period a year ago. Online advertising revenues primarily consist of banner, button, portal and sponsorship advertisements on MP3.com’s web site in addition to advertisements placed in e-mail and greeting card campaigns. The duration of MP3.com’s online advertising commitments range from one month to approximately three years. Banner, button and portal advertisements are impression based, requiring the advertisement to be displayed a minimum number of times over the contract period. Sponsorship advertising contracts involve static advertisements, whereby the advertisement is continually displayed on a specified area of the MP3.com web site during the contract period. E-mails containing various advertisements are sent to MP3.com’s artists and users of the MP3.com web site on a regular basis. Greeting cards also contain advertisements and are sent electronically whenever a user of the MP3.com web site requests that a card be delivered to a person(s) of their choice. The increase in revenue from online advertising for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was primarily due to a significant increase in pageview volume resulting from significant increases in unique visitors, MP3.com’s advertiser customer base, and the introduction of new product lines such as e-mail and greeting cards.

      Revenue from offline advertising. For the six months ended June 30, 2000, revenues from offline advertising were $6,846,000 or 18.1% of net revenues compared to $382,000 or 14.8% of net revenues for the same period a year ago. During the first six months of 2000, offline advertising revenues primarily consisted of advertising sponsorships of CD sampler products, contests and sweepstakes. CD Samplers are multi-media CDs containing advertising, free software, videos and games as well as collections of music from artists that have posted music on the MP3.com web site. These CDs are sponsored by several different advertisers and distributed free of charge to users of MP3.com’s web site who register to receive the CD. MP3.com held contests during the quarter that were sponsored by various advertisers and provided prizes to the winners of each contest. The increase in revenue from offline advertising is due to the introduction of contests and sweepstakes, and increased shipments of CD samplers.

      Revenue from online sales of CDs and other music-related merchandise. For the six months ended June 30, 2000, revenues from online sales of CDs and other music-related merchandise was $1,419,000 or 3.8% of net revenues compared to $371,000 or 14.4% of net revenues for the same period a year ago. Online e-commerce sales consist of DAM and compilation CDs and, to a lesser extent, other music-related merchandise. The increase in revenues from online sales of CDs and other music-related merchandise during the first six months of 2000 as compared to the same period one year ago was primarily due to an increase in the sales volume of DAM CDs (approximately 134,000 units or 450%) resulting from increased musical content available on MP3.com’s web site as a result of increased brand awareness, an increase in the average selling price of CDs.

      Revenue Concentration. We expect that most of our revenues will continue to be derived from third party advertising agreements like those we have with Groupe Arnault. In July 1999, MP3.com entered into an agreement with Groupe Arnault, which committed to purchase an aggregate of $150,000,000 in advertising, promotion and marketing services from MP3.com over a three-year period beginning October 1999, including $5,000,000 in 1999, $40,000,000 in 2000, $70,000,000 in 2001 and $35,000,000 in the first half of 2002. Under this agreement, MP3.com received pre-payments of $45,000,000 in July 1999 representing advertising, promotional and marketing services to be delivered by MP3.com in the form of online and offline advertisements from October 1, 1999 through December 31, 2000. In January 2000, MP3.com entered into an agreement with Visitalk, which, as amended, committed to purchase an aggregate of $12,500,000 of advertising and promotional services. During the six months ended June 30, 2000, MP3.com recognized revenue of $15,345,000 and $5,116,000 associated with the Groupe Arnault and Visitalk agreements, respectively. Groupe Arnault revenues will be distributed between online and offline sources based on a changing percentage from quarter to quarter. MP3.com expects to realize the remaining Visitalk revenue in 2001 and 2002.

Cost of Revenues

      Cost of revenues for the six months ended June 30, 2000 were $7,568,000 or 20.1% of net revenues compared to $1,017,000 or 39.5% of net revenues during the same period a year ago, resulting in gross margins of 79.9% and 60.5%, respectively. The increase in cost of revenues, in absolute dollar amounts, was primarily due to increases in fulfillment costs associated with increased CD volume, bandwidth requirements, royalties to artists, costs associated with CD sampler production, and costs related to contests and sweepstakes. The increase in gross margins was primarily due to a significant amount of the Groupe Arnault revenues associated with online advertising, which has higher gross margins. CD and other music-related merchandise sales typically have lower gross margins which offset the higher gross margins from online and offline advertising products. MP3.com anticipates that future gross margins will fluctuate depending on changes in its revenue mix and the timing of expenditures in web site and fulfillment operations. Additionally, future gross margins could fluctuate depending on the amount of Groupe Arnault quarterly revenues allocated between online and offline advertising products.

      Cost of revenues in future periods may increase both in absolute dollars and as a percentage of revenue related to the cost of certain royalty licensing arrangements with certain significant music recording companies.

Sales and Marketing

      During the six months ended June 30, 2000, sales and marketing expense was $28,963,000 or 76.9% of net revenues compared to $3,330,000 or 129.2% of net revenues during the same period a year ago. The increase in sales and marketing expense, in absolute dollar amounts was primarily due to new and increased marketing programs, substantial increases in sales and marketing payroll and related expenses, cash and non-cash charges related to certain employee costs, amortization of prepaid marketing expenses in connection with our arrangements with internationally known artists, the cost of our Payback for Playback program, and costs associated with the growth of our business. The decrease in sales and marketing costs as a percentage of revenues is primarily due to the significant increase in net revenues. MP3.com anticipates that overall sales and marketing expense will continue to increase significantly in the foreseeable future; however, sales and marketing expense as a percentage of net revenues may fluctuate depending on the timing of new marketing programs and the addition of sales and marketing personnel.

      In the future, MP3.com may enter into arrangements with additional artists and creative talent agencies to secure their promotional and marketing services and obtain rights to their music. Future expenses may include costs related to promotional events, which will be expensed to sales and marketing in the period the event is held. Proceeds from these events, if any, will be credited against promotional expenses incurred. Depending upon the terms and timing of promotional activities, substantial sales and marketing expenses may be incurred in any quarterly or annual period.

Product Development

      During the six months ended June 30, 2000, product development expense was $11,404,000 or 30.3% of net revenues compared to $1,071,000 or 41.6% of net revenues during the same period a year ago. The increase in the level of product development expense in absolute dollar amounts was primarily due to increased payroll and related expenses associated with increased headcount, expensed computer supplies, increased computer equipment depreciation, increased consulting and temporary labor, and costs associated with the growth of MP3.com’s business. The decrease in product development expense as a percentage of net revenue is primarily due to increased net revenues. MP3.com anticipates that overall product development expenses will increase in the foreseeable future; however, product development expenses as a percentage of net revenues may fluctuate depending on the level of future net revenues and the timing of investments in product development and hiring.

General and Administrative

      During the six months ended June 30, 2000, general and administrative expense was $14,359,000 or 38.1% of net revenues compared to $1,764,000 or 68.5% of net revenues during the same period a year ago. The increase in general and administrative expense in absolute dollar amounts was primarily a result of increased finance and administrative payroll and related expenses; increased legal, accounting, and public relations expenses; increased facility-related cost; insurance costs; and costs associated with the growth of MP3.com’s business. General and administrative expenses as a percentage of net revenue decreased primarily due to increased net revenues. MP3.com anticipates that overall general and administrative expenses will increase in the foreseeable future; however, general and administrative expense as a percentage of net revenues may fluctuate depending on the level of future net revenues and the timing of additional investments in general and administrative infrastructure.

Charge for Copyright Claims

      On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleged that MP3.com, in connection with certain content available in its My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act. The complaint further alleged that offering the new My.MP3.com service, which allowed a user to listen, via the Internet, to the tracks of certain commercial audio CDs of his or her choosing, constituted unauthorized copying and willful infringement of plaintiffs’ copyrighted sound recordings. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting

MP3.com from operating its My.MP3.com service or any other service that uses reproductions of plaintiffs’ copyrighted sound recordings. In February 2000, MP3.com filed an answer to the complaint denying each of the substantive allegations therein, and the plaintiffs moved for summary judgement on the issue of liability. On April 28, 2000 the court granted plaintiffs’ motion for summary judgement and held that MP3.com was liable for infringing plaintiffs’ copyrights, and the litigation proceeded with discovery on the issues of willfulness and damages. On May 10, 2000, MP3.com voluntarily disabled the plaintiffs’ content within the My.MP3.com service. In June 2000, MP3.com entered into settlement and licensing agreements with BMG Entertainment and Warner Music Group (see discussion below), and the six (6) plaintiffs related to such parties agreed to dismiss with prejudice their portion of the lawsuit. In July 2000, the remaining four (4) plaintiffs moved for summary judgement on two issues: (i) that the unit of measurement for statutory damages should be an individual recording, or song (as opposed to a CD, regardless of the number of individual recordings or songs embodied on that CD) and (ii) that MP3.com willfully infringed plaintiffs’ copyrights. MP3.com simultaneously moved for summary judgement on two issues: (A) that MP3.com did not willfully infringe plaintiffs’ copyrights and (B) that plaintiffs are entitled to recover statutory damages only for the infringement of those copyrights evidenced by the twelve (12) copyright registrations actually produced by such plaintiffs during the discovery phase of the litigation. A hearing on each of the foregoing motions is scheduled to be heard on July 28, 2000, and a trial on the issues of willfulness and damages is currently scheduled to commence on August 28, 2000.

      On March 14, 2000, two large music publishing companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleges that MP3.com, in connection with its My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act, and that MP3.com, in connection with the streaming of audio content to users of the My.MP3.com service, continued to make unauthorized digital phonorecords in violation of the Copyright Act. The complaint further alleges that MP3.com’s actions constituted unauthorized copying and willful infringement of plaintiffs’ copyrights. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses unauthorized reproductions of plaintiffs’ copyrighted works.

      On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleges that the recording company defendants, in their separate lawsuit against MP3.com (filed on January 21, 2000 — see above), are claiming rights in plaintiffs’ recordings that they do not possess. In particular, the complaint alleges that the recording company defendants do not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, do not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and do not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleges that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs ask to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likenesses to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings.

      On June 16, 2000, Teevee Toons, Inc. filed a copyright infringement lawsuit against MP3.com for the same behavior at issue in the January 21, 2000 lawsuit discussed above. The suit was also filed in the United States District Court for the Southern District of New York. Minimal discovery has transpired to date. Plaintiffs in this case seek damages (including statutory damages of up to $150,000 per violation).

      Notwithstanding the court’s liability ruling in the first litigation mentioned above, MP3.com believes that it has meritorious defenses to the plaintiffs’ claims, including the “fair use” doctrine, based in part on the belief that these services augment the market for music and music CDs. We intend to vigorously defend against such claims, including the motions for summary judgement currently pending before the court in the litigation with the major recording companies, and intend to utilize every possible recourse and remedy available to us through the courts. However, we cannot assure you that we will be successful in ultimately defending these lawsuits, and we may be required to pay license fees or substantial damages, including statutory, punitive or other damages that far exceed the resources and overall market capitalization of our company, in which event we might have to significantly limit or terminate our business operations, particularly because our business is not yet profitable. At the maximum statutory rate of $150,000 per work, our aggregate potential liability resulting from all of our litigation proceedings could exceed tens of billions of dollars. If successful, any one of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

      In June 2000, MP3.com entered into settlement and license agreements with Warner Music Group and BMG Entertainment, which together represented six of the ten major recording companies that filed the copyright infringement lawsuit on January 21, 2000. The settlement agreements provide for a settlement amount to be paid in cash by MP3.com in exchange for a release from Warner Music Group, BMG Entertainment and their affiliated entities (as defined in the settlement agreements) of all claims related to the January 21, 2000 lawsuit and the My.MP3.com service. MP3.com made no admission of wrongdoing in connection with these settlements. Subject to certain affirmative obligations of MP3.com and other terms and conditions regarding the implementation of the My.MP3.com service, the license agreements permit MP3.com to utilize recordings owned by Warner Music Group and BMG Entertainment as part of the My.MP3.com service. The license agreements have terms of approximately five to ten years, and provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from the My.MP3.com service or (ii) a specified amount accrued each time a licensor recording is streamed from My.MP3.com. In addition, the licenses provide for on-going royalty payments based on the number of times a licensor recording is added to My.MP3.com accounts.

      MP3.com has pursued and continues to actively pursue settlement discussions with the remaining major record company plaintiffs from the January 21, 2000 lawsuit, as well as other individuals and entities related to the additional litigation matters mentioned herein. The decision whether to enter into settlement and/or license agreements with each party will be based upon a number of factors related to both the lawsuits and MP3.com’s business in general. We cannot guarantee that we will be able to enter into any additional settlement agreements on terms favorable to MP3.com, if at all, or that any settlement or license agreement will prove beneficial to our business or stockholders. During the quarter ended June 30, 2000, MP3.com has recorded a charge for copyright claims of $150.0 million. The charge for copyright claims represents MP3.com’s estimate of the total costs to be incurred in connection with the resolution of the various copyright issues associated with the My.MP3.com service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3.com Service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge does not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3.com service. This charge reflects management’s expectations as of the date of this quarterly report and is based on currently available information as well as significant assumptions made by management regarding the litigation, including but not limited to the following: (i) that the copyright claims will be resolved by settlement as opposed to a final judgement and award of damages by the court, (ii) that such settlements will generally be consistent with the actual terms and conditions of the settlement agreements entered into with Warner Music Group and BMG Entertainment, (iii) that the actual unit of measurement for damages is based upon the number of CDs in our system and not the number of song tracks, (iv) that the economic terms and conditions of settlements with music publishers will generally be consistent with those discussed in recent negotiations with certain music publishers, and (v) that the ten major music recording companies (and their affiliates) and certain publishing companies represent a particular percentage of the total music recording and publishing content, respectively, in our My.MP3.com service. Although we believe that the expectations and assumptions reflected in this charge are reasonable, we cannot guarantee that future events or results will conform to such expectations or assumptions. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all related matters could be materially different than those recorded as of June 30, 2000.

      As mentioned above, on May 10, 2000, MP3.com voluntarily disabled the major recording companies’ content within the My.MP3.com service. Although MP3.com has obtained license agreements permitting the use of recordings from BMG Entertainment and Warner Music Group, we cannot guarantee that MP3.com will be able to secure similar license agreements from any other recording company. Similarly, MP3.com has not yet secured any publishing license or other affirmative clearance (whether by litigation or otherwise) to utilize within the My.MP3.com service the compositions embodied in the recordings owned by any recording company (including BMG Entertainment and Warner Music Group), nor can we guarantee that any such license or clearance will ever be obtained. If a publishing license or other affirmative clearance to utilize such compositions is not obtained, our ability to utilize in the My.MP3.com service recordings from any recording company could be materially and adversely affected. Further, because of the other litigation proceedings related to such content, and the various issues related thereto, we cannot guarantee that such content will be enabled in the near future, if at all.

Costs Related to Acquisition Activities

      Acquisition related costs for the first six months of 2000 were $1,704,000 compared to zero for the same period one year ago. The increase in these costs was a result of certain costs charged to expense associated with the previously announced acquisition of TransComputing International Corporation (“TCI”) d.b.a. seeUthere.com, which was not completed.

Amortization of Deferred Compensation

      During the six months ended June 30, 2000, total deferred compensation of $6,336,000 was amortized to expense compared to $3,094,000 during the same period one year ago. The increase in amortization of deferred compensation is primarily related to the increase in the granting of stock options to executive management and employees hired after March 31, 1999 and prior to August 11, 1999. Deferred compensation is being amortized over the vesting period of the relevant granted stock options, which is generally four years. Additionally, there was approximately $369,000 of stock-based compensation during the six months ended June 30, 1999 which was not present during the same period of 2000.

Interest Income, Net

      Interest income (net of interest expense) during the six months ended June 30, 2000 was $10,794,000 compared to $319,000 during the same period a year ago. The interest income during the six months ended June 30, 2000 is directly related to interest income earned on cash, cash equivalent balances and marketable securities associated with proceeds from the issuance of common stock in connection with MP3.com’s initial public offering in July 1999, the exercise of stock options and a warrant for the purchase of common stock, and the issuance of Series A, B, and C convertible preferred stock for an aggregate of approximately $426,300,000 during 1999. Interest income during the same period one year ago was due to interest income on the proceeds from the issuance of Series A, B, and C convertible preferred stock during the first six months of 1999.

Impairment of Strategic Investments

      During the six months ended June 30, 2000, MP3.com recorded a reserve of $21,670,000 for the estimated impairment of its strategic investment portfolio. The impairment is associated with a decrease in the value of certain investments within its portfolio, which is considered other than temporary.

Provision for Income Taxes

      Due to the loss form operations for both book and tax purposes, no provision or benefit for income taxes was recorded for the first six months of 2000 and 1999. Currently, we provide a valuation allowance for all future tax benefits.

Minority Interest in Loss of an Unconsolidated Subsidiary

      Minority interest in the loss of an unconsolidated subsidiary during the six months ended June 30, 2000 was $1,668,000 compared to zero for the same period a year ago. The increase in minority interest in the loss of an unconsolidated subsidiary is directly related to mp3radio.com, our former joint venture with Cox Interactive Media, Inc., and reflects expenses incurred to grow the mp3radio.com business and to transition the business to San Diego, California.

      In April 2000, MP3.com agreed to purchase the remaining 53.5% ownership of mp3radio.com, a joint venture with Cox Interactive Media, Inc., and paid approximately $4 million in cash. During the transition period ending June 30, 2000, the costs of relocating the joint venture’s operations to San Diego were shared pro rata based upon the parties’ existing ownership percentages and included in minority interest in losses of unconsolidated subsidiary. The acquisition of mp3radio.com will be accounted for under the purchase method of accounting, and is expected to close during the third quarter of 2000.

Liquidity and Capital Resources

Overview

      To date, MP3.com has generated cash from internal operations, proceeds from the sale of convertible preferred stock, the proceeds from its initial public offering and, to a lesser extent, the exercise of stock options and equipment financing through a line of credit. As of June 30, 2000, MP3.com had approximately $303,373,000 in cash, cash equivalents and marketable securities. Additionally, MP3.com has a line of credit of $4,766,000 to fund future capital equipment purchases and working capital draws, with a sub-limit of $1,500,000 for credit cards; and a $799,000 17-month fully amortizing term loan requiring monthly principal and interest payments expiring in May 2001. Borrowings under the amended line of credit accrue interest at the bank’s prime rate plus 1% (10.5% as of June 30, 2000) and convert into a term loan on November 30, 2000, which shall provide for 30 equal principal payments plus interest as evidenced in a promissory note. MP3.com is required to comply with debt covenants, the most restrictive of which is a minimum liquidity ratio which requires MP3.com to maintain a cash, cash equivalents and accounts receivable balance of the greater of 1.5 times current liabilities plus all bank debt or six months cash burn measured on a two-month rolling average basis.

Operating Activities

      Net cash used in operating activities during the six months ended June 30, 2000 was approximately $35,770,000, consisting primarily of the following:

•	net loss of approximately $195,205,000;

•	amortization of deferred compensation of approximately $6,336,000;

•	depreciation of property and equipment of approximately $2,741,000;

•	amortization of stock based marketing costs of approximately $417,000;

•	certain employee costs of approximately $7,195,000;

•	impairment of strategic investments of $21,670,000;

•	a charge for copyright claims of $150,000,000;

•	a net decrease in accounts and unbilled receivables of approximately $2,882,000;

•	an increase in prepaid expenses and other assets of approximately $1,690,000;

•	a decrease in accounts payable of approximately $350,000;

•	a net decrease in accrued expenses and accrued amounts for copyright claims of approximately $15,229,000; and

•	a decrease in deferred revenue of approximately $14,628,000.

Investing Activities

      Net cash provided by investing activities during the six months ended June 30, 2000 was approximately $32,422,000, consisting primarily of net maturities of marketable securities of $104,591,000 reduced by property and equipment expenditures of $8,333,000, purchases of strategic equity investments of approximately $39,737,000, issuance of a note receivable of $4,000,000, and increases in other assets of $20,099,000 primarily associated with a prepaid royalty license and the payment to CIM for their 53.5% of mp3radio.com, which is expected to close during the third quarter of 2000.

Financing Activities

      Net cash used in financing activities during the six months ended June 30, 2000 was approximately $1,749,000, consisting primarily of the repurchase of common stock from an executive officer offset by the exercise of stock options.

      MP3.com has no material financial commitments. MP3.com expects to substantially increase expenditures for the following:

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

Future Capital Requirements

      MP3.com believes that its cash and cash equivalent balances, marketable securities, and funds available under its existing line of credit will be sufficient to satisfy its cash requirements for at least the next 12 months, including certain litigation settlement payments that may be required in connection with claims related to our MP3.com service to the extent we have accrued such amounts as of June 30, 2000. MP3.com intends to invest its cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

Risks Related To Our Business Model

We Are Currently Engaged In A Number Of Ongoing Lawsuits That May Result In Monetary Damages Substantially Greater Than Our Overall Market Capitalization And The Discontinuation Or Interruption Of Services To Our Consumers.

      We are currently a named defendant in a number of lawsuits, including an action initially brought by ten major music recording companies, a lawsuit filed by two major music publishing companies, a class-action lawsuit in which we are named as co-defendants with several major recording companies and a lawsuit brought by an independent record company. These lawsuits allege that, among other things, portions of our My.MP3.com and related services violated their respective copyrights and/or misappropriated artists’ names and likenesses.

      As of June 30, 2000, we have only reached settlement with two major recording companies, which together represent six plaintiffs in the lawsuit brought by the ten major music recording companies. We cannot assure you that we will be successful in reaching settlements with any additional parties to such litigation proceedings or in defending these lawsuits, and we may be required to pay license fees or substantial damages, including punitive, statutory or other damages that far exceed the resources and overall market capitalization of our company, in which event we might have to significantly limit or terminate our business operations, particularly because our business is not yet profitable. Moreover, MP3.com has not yet secured any publishing license or other affirmative clearance to utilize within the My.MP3.com service the compositions embodied in the recordings owned by any recording company (including those with whom we have reached settlement agreements), nor can we guarantee that any such license or clearance will ever be obtained. If a publishing license or other affirmative clearance to utilize such compositions is not obtained, our ability to utilize in the My.MP3.com service recordings from any recording company could be materially and adversely affected.

      During the quarter ended June 30, 2000, MP3.com has recorded a charge for copyright claims of $150.0 million. The charge for copyright claims represents MP3.com’s estimate of the total costs to be incurred in connection with the resolution of the various copyright issues associated with the My.MP3.com service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3.com Service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge does not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3.com service. This charge reflects management’s expectations as of the date of this quarterly report and is based on currently available information as well as significant assumptions made by management regarding the litigation, including but not limited to the following: (i) that the copyright claims will be resolved by settlement as opposed to a final judgement and award of damages by the court, (ii) that such settlements will generally be consistent with the actual terms and conditions of the settlement agreements entered into with Warner Music Group and BMG Entertainment, (iii) that the actual unit of measurement for damages is based upon the number of CDs in our system and not the number of song tracks, (iv) that the economic terms and conditions of settlements with music publishers will generally be consistent with those discussed in recent negotiations with certain music publishers, and (v) that the ten major music recording companies (and their affiliates) and certain publishing companies represent a particular percentage of the total music recording and publishing content, respectively, in our My.MP3.com service. Although we believe that the expectations and assumptions reflected in this charge are reasonable, we cannot guarantee that future events or results will conform to such expectations or assumptions. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all related matters could be materially different than those recorded as of June 30, 2000.

      In May of 2000, we voluntarily disabled many features of our My.MP3.com, Instant Listening™ and Beam-it™ services. We also may be required at any time by the courts to cease all operations of the My.MP3.com, Instant Listening™, Beam-it™ or other services permanently, or until a full settlement with all parties to our lawsuits is reached. Furthermore, our insurance coverage and other capital resources may be inadequate to cover anticipated costs of the lawsuit or any possible settlements or licenses. If successful, any of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these claims still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Our Business Model Is Not Typical Of Traditional, More Established Business Enterprises And May Not Generate Sufficient Revenues For Our Business To Survive.

      Our model for conducting business and generating revenues is new and unproven and may evolve rapidly. Our business model depends upon our ability to generate revenue streams from multiple sources through our web site, including:

•	subscription revenues;

•	retail music revenues;

•	syndicated radio advertising revenues;

•	web site advertising fees from third parties;

•	promotional activity fees;

•	marketing our artist and consumer information; and

•	online sales of CDs and music-related merchandise.

      Since our business revenues may evolve rapidly, these sources of revenues, including those derived from the development of our My.MP3.com and other MSP services may change or increase or decrease in importance, as well. It is uncertain whether a music-based web site that relies on attracting people to learn about, listen to and download music, mostly from lesser-known artists, can generate sufficient revenues to survive. In addition, our efforts to exploit sources of revenue from the My.MP3.com and other MSP services in development may not be successful or may meet significant consumer resistance. We cannot assure you that our business model will succeed or will be sustainable as our business grows. In order for our business to be successful, we must not only develop services that directly generate revenue, but also provide content and services that attract consumers to our web site frequently. We will need to develop new offerings as consumer preferences change and new competitors emerge. We cannot assure you that we will be able to provide consumers with an acceptable blend of products, services, and informational and community offerings that will attract consumers to our web site frequently. We provide many of our products and services, including our My.MP3.com and MSP services in development, without charge, and we may not be able to generate sufficient revenue to pay for these products and services. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable.

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

We Have A Limited Operating History That Makes An Evaluation Of Our Business Difficult.

      MP3.com was incorporated in March 1998. Due to our limited operating history, it is difficult to evaluate our current business and prospects and accurately predict our future revenues or results of operations. This uncertainty may result in one or more future quarters where our financial results may fall below the expectation of analysts and investors. As a result, the trading price of our common stock might decline significantly. Operating results may vary depending on a number of factors, many of which are outside our control.

Rapid Growth In Our Operations And Infrastructure Is Placing A Significant Strain On Our Resources, And Failure To Manage This Growth Effectively Could Disrupt Our Operations And Prevent Us From Generating The Revenues We Expect.

      We currently are experiencing a period of rapid expansion in our web site traffic, personnel, facilities and infrastructure. For example, the number of monthly page views on our web site increased approximately 38.2% from the month of December 1999 to the month of June 2000. Our number of employees increased from eight on December 31, 1998, to 276 on December 31, 1999, to 335 on June 30, 2000. We expect further significant expansion will be required to address potential growth in our artist and consumer bases, the breadth of our product and service offerings, and other opportunities. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Our Continued Reliance On Revenue From Advertising May Not Provide Sufficient Financial Returns For Our Business To Grow Or Survive. We Currently Depend On A Small Group Of Customers For Our Advertising Revenue.

      Although our business model contemplates multiple sources of revenue, we anticipate that in the foreseeable future we will depend substantially on revenue from advertising. During the second quarter of 2000, revenue from advertising accounted for 96.3% of our net revenues, a higher percentage than the same period the previous year. We currently depend on a small group of customers for our revenue from advertising. During the second quarter of 2000, two customers accounted for approximately 52.2% of net revenues, and our top ten customers accounted for approximately 74.8% of net revenues. We expect that most of our revenues will continue to be derived from third party advertising agreements like those we have with Groupe Arnault, Freeinternet.com, Buy.com and Voquette. If any of these important customers were to leave us, our business could be harmed. If we do not increase revenue from online advertising, our business may not grow or survive. Increasing our revenue from online advertising depends largely on our ability to:

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

A Substantial Portion Of Our Revenues And Revenue Growth For At Least The Next Two Years Will Come From Groupe Arnault. If This Relationship Is Prematurely Terminated, Modified Substantially Or Is Not Renewed, Or If Other Significant Sources Of Revenue Are Not Developed, We May Not Have Sufficient Revenues To Sustain Our Growth And Our Stock Price May Fall.

      In July 1999, we entered into a three-year advertising, promotion and marketing agreement with Groupe Arnault. We anticipate that for at least the next two years a substantial portion of our revenues will come from sales of our advertising, promotion and marketing services under this agreement. Although payment for these services has been secured for the term of the agreement by a $45,000,000 pre-payment and an irrevocable letter of credit for the remaining $105,000,000 of services to be provided under the agreement, Groupe Arnault is under no obligation to renew its relationship with us after the current agreement terminates at the end of June 2002. Furthermore, we anticipate that our revenue growth for the next two years will largely be due to the scheduled growth in revenues under our agreement with Groupe Arnault. Historically, most of our revenue sources have not provided for a similarly-scheduled growth in revenues. If we do not develop significant additional revenue sources in the future, our business will be substantially dependent on the Groupe Arnault agreement. Moreover, if Groupe Arnault does not renew its relationship after termination of the current agreement at the end of June 2002, or renews the relationship but at a lower level of commitment, our revenues or growth rate may decline in periods subsequent to the end of the current agreement. In addition, if the parties agree to terminate or to substantially modify the agreement prior to its scheduled termination, our revenues, growth rate and stock price may also drop dramatically. We cannot guarantee that we will be able to develop enough additional revenue to offset the loss of revenues that would result in the absence or the significant modification of our agreement with Groupe Arnault, or that the other revenue sources we may develop will be sufficient to maintain our rate of revenue growth. If any of the aforementioned risks causes our revenues or our revenue growth rate to be substantially reduced, we may not have sufficient revenues to support our business and the market price of our stock may fall.

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

Our Brand Name And Revenues Could Be Damaged If The Music Provided By Lesser-Known Artists Fails To Meet Consumer Expectations.

      Although most of the artists that post music on our web site are not bound by record contracts, some artists, including most internationally-recognized artists, typically sign multi-year exclusive recording contracts that may prevent them from posting music on our web site. To post music on our web site, these artists must typically get permission from their record company. As a result, our access to internationally-recognized artists and our ability to distribute their music or place their music on our web site and on our DAMs is limited. For this reason, and because of the emphasis of our business model on under-served artists, we expect our music to continue to concentrate principally on lesser-known and local artists. If the music provided by these lesser-known and local artists fails to meet consumer expectations, our brand name could be damaged and our business may not generate sufficient revenues to survive.

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

      The traditional music industry has not embraced the development of the mp3 format to deliver music, in part because users of mp3 technology can download and distribute unauthorized or “pirated” copies of copyrighted recorded music over the Internet. Although our business model for the digital distribution of music can support more than one audio compression format and method of delivery, and is intended to discourage music piracy and ensure that only legitimate music is posted on our web site, our brand identity is currently linked to the mp3 technology and possibly with other companies that may not use mp3 or other similar technologies in a legal or scrupulous manner. As a result, we sometimes face and may continue to face opposition from a number of different music industry sources including record companies and studios, the Recording Industry Association of America (“RIAA”) and established artists with record contracts, due to our current brand identity and its potentially negative associations. In addition, adverse news or events relating to mp3 technology may lead to confusion in the public markets regarding our company and its prospects, alienate advertisers and consumers, reduce revenues and harm our overall financial results. This is in part evidenced by our current litigation proceedings, but additional disputes could arise in the future.

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

      As a result of our limited operating history, we do not have historical financial data for a significant number of periods upon which to forecast quarterly revenues and results of operations. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as indicators of future performance. In addition, our revenue and earnings may vary substantially as a result of holiday-based buying and the business cycles of the music industry, online advertisers and of Internet commerce in general. However, the actual effect of these factors on the price of our stock will be difficult to assess due to our limited operating history. In one or more future quarters our results of operations may fall below the expectations of securities analysts and investors, and the trading price of our common stock may be affected.

We Expect Net Losses In The Future And May Never Achieve Profitability, Which May Cause Our Stock Price To Fall.

      In 1999 and the first six months of 2000, we had a net loss of approximately $42.5 and $195.2 million, respectively. We expect substantial net losses and negative cash flow for the foreseeable future. We believe it is critical to our long term success that we continue to develop MP3.com brand awareness and loyalty through marketing and promotion, expand our artist and consumer networks, develop our online content and expand our other services. We expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing and product development. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve or sustain profitability and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Unless We Obtain Additional Financing, We May Not Be Able To Meet Our Strategic Business Objectives.

      Our available cash and equivalents and short and long-term investments in marketable securities are expected to be sufficient to meet our cash requirements for at least the next 12 months including certain litigation settlement payments that may be required in connection with claims related to our My.Mp3.com service to the extent we have accrued such amounts as of June 30, 2000. However, we may need to raise additional funds in order to:

•	satisfy any damage awards or unanticipated settlement costs related to our current or potential future litigation proceedings;

•	finance unanticipated working capital requirements;

•	develop or enhance existing services or products;

•	fund distribution relationships;

•	respond to competitive pressures; or

•	acquire complementary businesses, technologies, content or products.

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

Substantial Future Sales Of Our Common Stock In The Public Market Could Cause Our Stock Price To Fall.

      Sales of a large number of shares of our common stock in the public market or the perception that such sales could occur could cause the market price of our common stock to drop. As of June 30, 2000 we had 68,186,178 shares of common stock outstanding, of which approximately 64,423,735 shares are freely transferable without restriction or registration under the Securities Act of 1933, unless such shares are held by our affiliates, as that term is defined in Rule 144 under the Securities Act. Sales of common stock by existing stockholders in the public market, or the availability of such shares for sale, could adversely affect the market price of the common stock.

      In July 1999, we filed a registration statement on Form S-8 with the Securities and Exchange Commission covering the 7,606,781 shares of common stock reserved for issuance under our 1998 Equity Incentive Plan and 1999 Employee Stock Purchase Plan and for options issued outside such plans. In February 2000, our board of directors approved our 2000 Equity Incentive Plan, which includes a reserve of 1,100,000 shares available for grant. In May 2000, our stockholders approved an amendment to the 1998 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan from 12,750,000 to 22,500,000 shares. We plan to file a registration statement on Form S-8 covering the additional shares from both the 1998 and 2000 equity incentive plans. Once issued, any shares registered on such Form S-8 registration statement may be freely transferable without restriction or registration under the Securities Act of 1933, with the exception of certain shares held by our affiliates, as that term is defined in Rule 144 under the Securities Act. Accordingly, sales of a large number of shares could have an adverse effect on the market price for our common stock.

      Holders of approximately 17,088,152 shares of our Common Stock have certain registration rights. In addition, 10% of the 3,347,233 shares purchased by Arkaro Holding B.V. in our initial public offering became available for sale to the public market on January 21, 2000, with an additional 10% becoming eligible on the 21st day of each of the five months thereafter. All of Arkaro’s remaining shares became available for sale to the public market on July 21, 2000. If such holders, by exercising either their registration rights or their rights under Rule 144 or Rule 701, cause a large number of securities to be registered and/or sold in the public market, such sales could have an adverse effect on the market price for our common stock. If we were to include in a company-initiated registration shares held by such holders pursuant to the exercise of their registration rights, such sales may have an adverse effect on our ability to raise needed capital.

Risks Related To Sales, Marketing And Competition

Unless We Develop A Strong Brand Identity, Our Business May Not Continue To Grow And Our Financial Results May Suffer.

      We believe that our historical growth and brand recognition have been largely attributable to frequent and visible national and local media exposure as well as individual, unsolicited promotion of our web site. The frequency or quality of this media exposure or promotion may not continue. Negative publicity from our litigation proceedings could hurt public perception of our brand and cause consumers and artists to use other web sites. We believe that continuing to strengthen our brand will be critical to achieve widespread acceptance of our products and services. Favorable public perception of our brand will depend largely on our ability to continue providing users with high quality products and services and the success of our marketing efforts. We plan to increase our marketing expenditures to create and maintain brand recognition. However, brand promotion activities may not yield increased revenues and, even if they do, any increased revenues may not offset the expenses we incur in building our brand.

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

      We plan to use consumer data to expand, refine and target our marketing and sales efforts. We collect most of our data from users who report information to us as they conduct transactions on our web site. If a large proportion of users impede our ability to collect data or if they falsify data, our marketing and sales efforts would be less effective since advertisers generally require detailed demographic data on their target audiences. In addition, laws relating to privacy and the use of the Internet to collect personal information, including strict laws relating to collecting information from children, could limit our ability to collect data and utilize our database. Failure to collect accurate and useful data could result in a substantial reduction in advertising revenues, which represented 96.3% of our total revenues during the first six months of 2000. Because we use e-mail for direct marketing, any legislative or consumer efforts to regulate unsolicited bulk e-mails, commonly referred to as “spam,” as well as other laws regulating the use of e-mail, could significantly impair our sales and marketing efforts and our associated advertising revenue.

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

We Rely On Cinram International, Inc. To Fulfill The Production And Delivery Of Substantially All Of Our DAM CDs And Other Merchandise, And We May Be Vulnerable To Unexpected Interruptions Or Discontinuation Of Our Fulfillment Operations.

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

We Must Continue To Upgrade Our Technology Infrastructure, Or We Will Be Unable To Effectively Meet Demand On Our Web Site.

      In the second quarter of 2000, an average of approximately 43.2 gigabytes of musical content was added to our web site each week and the number of monthly page views to our web site increased approximately 38.2% from the month of December 1999 to the month of June 2000. We must continue to add hardware and enhance software to accommodate the increased content and use of our web site. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our web site may become unstable and may fail to operate for unknown periods of time. Unscheduled downtime could harm our business and also could discourage users of our web site and reduce future revenues.

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

      Since our data warehousing, web server and network facilities are all located in California, an earthquake or other natural disaster could affect all of our facilities simultaneously. An unexpected event like a power or telecommunications failure, fire, flood or earthquake at our on-site data warehousing facility or at either of our two Internet service providers’ facilities could cause the loss of critical data and prevent us from offering our services to artists and consumers. Our business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our web server and network systems, and connect us to the Internet. A failure by any of these third parties to provide these services satisfactorily would impair our ability to access archives and operate our web site.

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

We May Be Liable To Third Parties For Music, Software And Other Content That Is Available On Our Web Site And On The CDs We Distribute.

      We may be liable to third parties for the content on our web site and on the CDs we distribute:

•	if the music, text, graphics, software or other content on our web site or CDs violates their copyright, trademark, or other intellectual property rights;

•	if our artists violate their contractual obligations to others by providing content on our web site or CDs; or

•	if anything on our web site or CDs is deemed obscene, indecent, harmful to minors or defamatory.

      We may also be liable for anything that is accessible from our web site through links to other web sites. We attempt to minimize these types of liability by requiring representations and warranties relating to our artists’ ownership of and rights to distribute and submit their content and by taking related measures to review content on our web site and on our CDs. However, alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management’s attention away from our business. We are currently involved in multiple litigation proceedings.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain a portfolio of cash equivalents and marketable securities, including U.S. government agencies, corporate debt securities, commercial paper, and money market funds. As of June 30, 2000, approximately 97.3% of our total portfolio matures in one year or less, with the remainder maturing in less than two years.

      Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at June 30, 2000.

      The following table presents the fair value balances of our cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 2000 (dollars in thousands):

	2000	2001

Cash equivalents	$185,737	$—

Average interest rates	6.68%	—

Short term investments, excluding equity investments	$88,494	$26,784

Average interest rates	6.25%	7.05%

      As of June 30, 2000, we held one derivative financial instrument, a warrant to purchase 1.5 million shares of Cinram International, Inc, and one marketable equity investment. The deemed fair value of the warrant and equity investment were $2,597,000 and $9,503,000, respectively. In addition, we had outstanding debt as of June 30, 2000 of approximately $799,000.

Foreign Currency Risk

      Currently, all of MP3.com, Inc.’s sales and a significant portion of its expenses are denominated in U.S. dollars and, as a result, MP3.com has experienced an insignificant amount of foreign exchange gains and losses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

      On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleged that MP3.com, in connection with certain content available in its My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act. The complaint further alleged that offering the new My.MP3.com service, which allowed a user to listen, via the Internet, to the tracks of certain commercial audio CDs of his or her choosing, constituted unauthorized copying and willful infringement of plaintiffs’ copyrighted sound recordings. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses reproductions of plaintiffs’ copyrighted sound recordings. In February 2000, MP3.com filed an answer to the complaint denying each of the substantive allegations therein, and the plaintiffs moved for summary judgement on the issue of liability. On April 28, 2000 the court granted plaintiffs’ motion for summary judgement and held that MP3.com was liable for infringing plaintiffs’ copyrights, and the litigation proceeded with discovery on the issues of willfulness and damages. On May 10, 2000, MP3.com voluntarily disabled the plaintiffs’ content within the My.MP3.com service. In June 2000, MP3.com entered into settlement and licensing agreements with BMG Entertainment and Warner Music Group (see discussion below), and the six (6) plaintiffs related to such parties agreed to dismiss with prejudice their portion of the lawsuit. In July 2000, the remaining four (4) plaintiffs moved for summary judgement on two issues: (i) that the unit of measurement for statutory damages should be an individual recording, or song (as opposed to a CD, regardless of the number of individual recordings or songs embodied on that CD) and (ii) that MP3.com willfully infringed plaintiffs’ copyrights. MP3.com simultaneously moved for summary judgement on two issues: (A) that MP3.com did not willfully infringe plaintiffs’ copyrights and (B) that plaintiffs are entitled to recover statutory damages only for the infringement of those copyrights evidenced by the twelve (12) copyright registrations actually produced by such plaintiffs during the discovery phase of the litigation. A hearing on each of the foregoing motions is scheduled to be heard on July 28, 2000, and a trial on the issues of willfulness and damages is currently scheduled to commence on August 28, 2000.

      On March 14, 2000, two large music publishing companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleges that MP3.com, in connection with its My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act, and that MP3.com, in connection with the streaming of audio content to users of the My.MP3.com service, continued to make unauthorized digital phonorecords in violation of the Copyright Act. The complaint further alleges that MP3.com’s actions constituted unauthorized copying and willful infringement of plaintiffs’ copyrights. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses unauthorized reproductions of plaintiffs’ copyrighted works.

      On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleges that the recording company defendants, in their separate lawsuit against MP3.com (filed on January 21, 2000 — see above), are claiming rights in plaintiffs’ recordings that they do not possess. In particular, the complaint alleges that the recording company defendants do not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, do not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and do not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleges that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs ask to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likenesses to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings.

      On June 16, 2000, Teevee Toons, Inc. filed a copyright infringement lawsuit against MP3.com for the same behavior at issue in the January 21, 2000 lawsuit discussed above. The suit was also filed in the United States District Court for the Southern District of New York. Minimal discovery has transpired to date. Plaintiffs in this case seek damages (including statutory damages of up to $150,000 per violation).

      Notwithstanding the court’s liability ruling in the first litigation mentioned above, MP3.com believes that it has meritorious defenses to the plaintiffs’ claims, including the “fair use” doctrine, based in part on the belief that these services augment the market for music and music CDs. We intend to vigorously defend against such claims, including the motions for summary judgement currently pending before the court in the litigation with the major recording companies, and intend to utilize every possible recourse and remedy available to us through the courts. However, we cannot assure you that we will be successful in ultimately defending these lawsuits, and we may be required to pay license fees or substantial damages, including statutory, punitive or other damages that far exceed the resources and overall market capitalization of our company, in which event we might have to significantly limit or terminate our business operations, particularly because our business is not yet profitable. At the maximum statutory rate of $150,000 per work, our aggregate potential liability resulting from all of our litigation proceedings could exceed tens of billions of dollars. If successful, any one of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

      In June 2000, MP3.com entered into settlement and license agreements with Warner Music Group and BMG Entertainment, which together represented six of the ten major recording companies that filed the copyright infringement lawsuit on January 21, 2000. The settlement agreements provide for a settlement amount to be paid in cash by MP3.com in exchange for a release from Warner Music Group, BMG Entertainment and their affiliated entities (as defined in the settlement agreements) of all claims related to the January 21, 2000 lawsuit and the My.MP3.com service. MP3.com made no admission of wrongdoing in connection with these settlements. Subject to certain affirmative obligations of MP3.com and other terms and conditions regarding the implementation of the My.MP3.com service, the license agreements permit MP3.com to utilize recordings owned by Warner Music Group and BMG Entertainment as part of the My.MP3.com service. The license agreements have terms of approximately five to ten years, and provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from the My.MP3.com service or (ii) a specified amount accrued each time a licensor recording is streamed from My.MP3.com. In addition, the licenses provide for on-going royalty payments based on the number of times a licensor recording is added to My.MP3.com accounts.

      MP3.com has pursued and continues to actively pursue settlement discussions with the remaining major record company plaintiffs from the January 21, 2000 lawsuit, as well as other individuals and entities related to the additional litigation matters mentioned herein. The decision whether to enter into settlement and/or license agreements with each party will be based upon a number of factors related to both the lawsuits and MP3.com’s business in general. We cannot guarantee that we will be able to enter into any additional settlement agreements on terms favorable to MP3.com, if at all, or that any settlement or license agreement will prove beneficial to our business or stockholders. During the quarter ended June 30, 2000, MP3.com has recorded a charge for copyright claims of $150.0 million. The charge for copyright claims represents MP3.com’s estimate of the total costs to be incurred in connection with the resolution of the various copyright issues associated with the My.MP3.com service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3.com Service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge does not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3.com service. This charge reflects management’s expectations as of the date of this quarterly report and is based on currently available information as well as significant assumptions made by management regarding the litigation, including but not limited to the following: (i) that the copyright claims will be resolved by settlement as opposed to a final judgement and award of damages by the court, (ii) that such settlements will generally be consistent with the actual terms and conditions of the settlement agreements entered into with Warner Music Group and BMG Entertainment, (iii) that the actual unit of measurement for damages is based upon the number of CDs in our system and not the number of song tracks, (iv) that the economic terms and conditions of settlements with music publishers will generally be consistent with those discussed in recent negotiations with certain music publishers, and (v) that the ten major music recording companies (and their affiliates) and certain publishing companies represent a particular percentage of the total music recording and publishing content, respectively, in our My.MP3.com service. Although we believe that the expectations and assumptions reflected in this charge are reasonable, we cannot guarantee that future events or results will conform to such expectations or assumptions. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all related matters could be materially different than those recorded as of June 30, 2000.

      As mentioned above, on May 10, 2000, MP3.com voluntarily disabled the major recording companies’ content within the My.MP3.com service. Although MP3.com has obtained license agreements permitting the use of recordings from BMG Entertainment and Warner Music Group, we cannot guarantee that MP3.com will be able to secure similar license agreements from any other recording company. Similarly, MP3.com has not yet secured any publishing license or other affirmative clearance (whether by litigation or otherwise) to utilize within the My.MP3.com service the compositions embodied in the recordings owned by any recording company (including BMG Entertainment and Warner Music Group), nor can we guarantee that any such license or clearance will ever be obtained. If a publishing license or other affirmative clearance to utilize such compositions is not obtained, our ability to utilize in the My.MP3.com service recordings from any recording company could be materially and adversely affected. Further, because of the other litigation proceedings related to such content, and the various issues related thereto, we cannot guarantee that such content will be enabled in the near future, if at all.

Item 2. Changes in Securities and Uses of Proceeds

Changes in Securities

      In June 2000, MP3.com issued to a consultant a warrant to purchase up to 75,000 shares of its common stock at an exercise price equal to $13.45 per share. For the issuance of the warrant, relied on the exemptions provided by Section 4(2) under the Securities Act.

Use of Proceeds

      MP3.com’s registration statement (No. 333-78545) under the Securities Act for its initial public offering (the “Registration Statement”) was declared effective by the SEC on July 20, 1999. Offering proceeds, net of aggregate expenses of approximately $20.6 million, were approximately $360.4 million. As of June 30, 2000, MP3.com has used the net proceeds of $360.4 million as follows: approximately $42.2 million of the net offering proceeds for working capital paid directly or indirectly to third parties; approximately $2.8 million for the purchase or installation of machinery and equipment; approximately $12.0 million for the purchase of various strategic investments and issuance of a note receivable; and approximately $303.4 million for the purchase of temporary investments in corporate commercial paper and notes, U.S. government and agency notes, and money market funds. No payments were made to directors, officers, or affiliates of the Company or owners of 10% or more of the ourstanding Shares of Common Stock of the Company, other than compensation payments to officers of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company’s annual meeting of stockholders was held on May 31, 2000.

      The following nominees were elected as directors, each to hold office until the 2003 Annual Meeting of Shareholders or his successor is elected and qualified, by the vote set forth below:

Nominee	Votes For	Votes Against
Mr. Michael L. Robertson	57,945,705	3,443,692

Mr. Mark A. Stevens	57,991,940	3,397,457

      The following directors’ term of office continued after the Annual Meeting: David E. Easterly, Lawrence F. Probest III, Robin D. Richards, Theodore W. Waitt.

      The proposal to approve an amendment to our Amended and Restated 1998 Equity Incentive Plan to increase the aggregate number of shares of our common stock authorized for issuance under the Plan from 12,750,000 to 22,250,000 was approved.

There were 49,960,228 votes for the proposal, 5,418,445 votes against the proposal, and 57,233 votes abstaining from the proposal.

      The selection of Ernst & Young LLP as independent auditors of MP3.com, Inc. for the fiscal year ending December 31, 2000 was ratified by the vote of the stockholders. There were 61,353,361 votes for the proposal, 24,706 votes against the proposal, and 11,330 votes abstaining from the proposal.

Item 5. Other Information

      On July 24, 2000, David E. Easterly resigned from our Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit 10.1	—	Amended and Restated 1998 Equity Incentive Plan, as amended.

Exhibit 10.24	—	2000 Equity Incentive Plan (the “2000 Plan”).

Exhibit 10.25	—	Form of Stock Option Agreement pursuant to the 2000 Plan.

Exhibit 10.26 †	—	Settlement Agreement dated June 8, 2000 between the Company and BMG Entertainment.

Exhibit 10.27 †	—	Settlement Agreement dated June 8, 2000 between the Company and Warner Music Group, Inc.

Exhibit 27.1	—	Financial Data Schedule.

†	Confidential treatment has been requested with respect to certain portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

      (b) Reports on Form 8-K:

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MP3.COM, INC. (Registrant)

Date: July 26, 2000	By	/s/ PAUL L.H. OUYANG
Paul L.H. Ouyang Executive Vice President and Chief Financial Officer (Authorized Officer) (Principal Financial and Accounting Officer)