Form 10-Q
period 2000-09-30
MP3 COM INC
filed 2000-10-20
CIK 1078073

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

      Common Stock, $0.001 per share par value, 68,469,793 shares outstanding as of September 30, 2000.

This report contains 49 pages.

MP3.COM, INC.

FORM 10-Q

For the Quarter Ended September 30, 2000

i

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MP3.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

ASSETS

	September 30,	December 31,
	2000	1999

	(Unaudited)

Current assets:

Cash and cash equivalents	$183,211	$193,192

Marketable securities	52,775	220,039

Short-term investments	5,647	14,750

Accounts receivable, net	5,704	6,871

Unbilled receivables	2,545	1,279

Prepaid expenses	6,075	2,878

Other current assets	513	3,456

Total current assets	256,470	442,465

Property and equipment, net of accumulated depreciation	19,884	13,849

Strategic investments	18,750	11,983

Prepaid marketing and promotions expense	3,999	2,162

Prepaid multimedia content royalties	35,500	—

Other non-current assets	7,362	1,423

Total assets	$341,965	$471,882

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,384	$5,659

Line of credit	—	1,234

Accrued expenses	17,716	5,019

Deferred revenues	16,831	42,361

Reserve for litigation and copyright matters	116,885	—

Total current liabilities	155,816	54,273

Other liabilities	350	59

Stockholders’ equity:

Preferred stock, par value $0.001 per share; 15,000,000 authorized at September 30, 2000 and December 31, 1999; none issued and outstanding at September 30, 2000 and December 31, 1999	—	—

Common stock, par value $0.001 per share; 300,000,000 authorized at September 30, 2000 and December 31, 1999; 68,469,793 and 68,620,913 issued and outstanding at September 30, 2000 and December 31, 1999, respectively	68	69

Additional paid in capital	478,921	477,272

Note receivable from stockholder	(258)	(258)

Deferred compensation	(6,154)	(18,148)

Accumulated other comprehensive (loss) income	(34)	1,454

Accumulated deficit	(286,744)	(42,839)

Total stockholders’ equity	185,799	417,550

	$341,965	$471,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

MP3.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2000	1999	2000	1999

Net revenues	$20,459	$4,051	$58,132	$6,628

Cost of revenues (excludes deferred compensation amortization of $—, $153, $128, $162, respectively)	3,746	1,687	11,314	2,704

Gross profit	16,713	2,364	46,818	3,924

Operating expenses:

Sales and marketing (excludes deferred compensation amortization of $485, $6,371, $1,495, $7,277, respectively)	14,029	8,897	42,992	12,227

Engineering and product development (excludes deferred compensation amortization of $507, $1,469, $1,981, $1,912, respectively)	6,067	2,373	17,471	3,444

General and administrative (excludes deferred compensation amortization of $468, $4,377, $4,193, $6,481, respectively)	8,896	3,110	23,255	4,874

Charge related to litigation and copyright matters	20,000	—	170,000	—

Costs related to acquisition activities	—	—	1,704	—

Amortization of deferred and other stock-based compensation	1,460	12,370	7,796	15,833

Total operating expenses	50,452	26,750	263,218	36,378

Loss from operations	(33,739)	(24,386)	(216,400)	(32,454)

Interest income, net	4,039	4,517	14,833	4,836

Impairment of strategic investments	(19,000)	—	(40,670)	—

Loss before minority interest	(48,700)	(19,869)	(242,237)	(27,618)

Minority interest in loss of an unconsolidated subsidiary	—	—	(1,668)	—

Net loss	$(48,700)	$(19,869)	$(243,905)	$(27,618)

Net loss per share:

Basic and diluted	$(0.74)	$(0.33)	$(3.70)	$(0.54)

Weighted average shares — basic and diluted	65,989,000	60,333,000	65,851,000	51,153,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MP3.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2000	1999

Operating activities:

Net loss	$(243,905)	$(27,618)

Adjustments to reconcile net loss to cash (used in) provided by operating activities:

Depreciation and amortization of goodwill	5,513	470

Stock-based charges associated with acceleration of stock option vesting	6,471	1,093

Amortization of stock based marketing	3,142	2,524

Amortization of deferred and other stock based compensation	7,846	16,970

Loss on sale of fixed assets	90	—

Impairment of strategic investments	40,670	—

Charge for litigation and copyright matters	170,000	—

Charge associated with facility relocation costs	—	815

Deferred income taxes	—	(98)

Changes in operating assets and liabilities:

Accounts receivable	1,166	(1,515)

Unbilled receivables	(1,266)	(716)

Prepaid expenses and other current assets	(2,280)	(6,040)

Accounts payable	(1,276)	3,399

Accrued expenses and reserve for litigation and copyright matters	(40,356)	3,235

Deferred revenue	(25,530)	45,320

Cash (used in) provided by operating activities	(79,715)	37,839

Investing activities:

Purchase of property and equipment	(10,620)	(8,248)

Maturities (purchases) of marketable securities, net	167,176	(284,841)

Purchases of strategic investments	(39,738)	—

Acquisition of MP3Radio.com, net of cash acquired	(3,816)	—

Issuance of note receivable	(4,000)	—

Prepaid multimedia content royalties	(35,500)	—

Other assets	(1,861)	(5,299)

Cash provided by (used in) investing activities	71,641	(298,388)

Financing activities:

Payments under capital lease obligation	—	(14)

Proceeds from issuance of Series A, B, and C convertible preferred stock	—	60,577

Proceeds from exercise of stock options for common stock and the sale of common stock	1,725	365,402

Repurchase of unvested common stock	(2,400)	—

(Payments) proceeds on line of credit	(1,234)	1,234

Translation adjustment	2	—

Cash (used in) provided by financing activities	(1,907)	427,199

(Decrease) increase in cash and cash equivalents	(9,981)	166,650

Cash and cash equivalents at beginning of period	193,192	39

Cash and cash equivalents at end of period	$183,211	$166,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

  The Company

      MP3.com, Inc. (“MP3.com”) has created what it believes is a unique and robust technology infrastructure for the storage, management, promotion and delivery of digital music. As the Internet’s premier Music Service Provider (“MSP”), MP3.com is dedicated to providing consumers with anytime, anywhere access to their music using any web-enabled device. MP3.com’s web site hosts what MP3.com believes is the largest collection of digital music available on the Internet, with more than 600,000 songs and audio files posted from over 100,000 digital artists and record labels. Dedicated to growing the digital music space, MP3.com’s products and services include on-demand Subscription Music Channels, an innovative Retail Music Program, a Syndicated Radio Division and others. Additionally, through MP3.com’s MSP initiative, MP3.com is partnering with a variety of forward-looking technology companies to expand its digital music strategy. MP3.com shares are traded on the Nasdaq National Market System under the symbol “MPPP.” MP3.com was incorporated in the state of Delaware on March 17, 1998 and commenced operations on that date. MP3.com is headquartered in San Diego, California.

  Basis of Presentation

      The accompanying condensed consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited and have been prepared by MP3.com pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements have been prepared on the same basis as MP3.com’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information included, in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. The consolidated statements of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

  Principles of Consolidation

      The consolidated financial statements include the accounts of MP3.com and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity and net income or loss attributable to the minority stockholder interests which relate to MP3.com’s subsidiaries, are shown separately in the consolidated balance sheets and consolidated statements of operations, respectively. Investments in entities in which MP3.com can exercise significant influence, but less than majority owned and not otherwise controlled by MP3.com, are accounted for under the equity method. Under the equity method of accounting, MP3.com’s share of the investee’s earnings or losses are included in consolidated statements of operations as “Minority interest in loss of an unconsolidated subsidiary.” All other investments, for which MP3.com does not have the ability to exercise significant influence or for which there is not a readily determinable market value, are accounted for under the cost method of accounting. Dividends and other distributions of earnings from investee’s, if any, are included in income when declared.

  Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provisions for returns, bad debts, valuation of privately-held strategic investments and the litigation and copyright matters charge and reserve. Actual results may differ from these estimates.

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

      Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common shares, and incremental common shares issuable upon the exercise of stock options are included in diluted net income (loss) per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2000 and 1999 because the effect would be anti-dilutive.

      Under the provisions of SAB 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

      The following table sets forth the computation of basic and diluted net loss per share as follows (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2000	1999	2000	1999

Numerator:

Net loss	$(48,700)	$(19,869)	$(234,905)	$(27,618)

Denominator:

Weighted average shares outstanding	68,354,000	65,235,000	68,087,000	56,174,000

Weighted average unvested common shares subject to repurchase agreements	(2,365,000)	(4,902,000)	(2,236,000)	(5,021,000)

Denominator for basic and diluted calculation	65,989,000	60,333,000	65,851,000	51,153,000

Net loss per share:

Basic and diluted	$(0.74)	$(0.33)	$(3.70)	$(0.54)

      Diluted common stock equivalents include common stock options, as if converted, and restricted stock that has not yet fully vested. Potentially dilutive securities total approximately 4,705,000 and 5,752,000 common shares for the three and nine months ended September 30, 2000, respectively, and were excluded from historical diluted earnings per share because of their anti-dilutive effect.

  Comprehensive Income

      MP3.com adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

arrive at comprehensive income. There were no differences between MP3.com’s net loss and its total comprehensive loss for the nine months ended September 30, 2000, except for unrealized loss on investments of approximately $34,000.

  Segment Information

      MP3.com has adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. MP3.com identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. MP3.com believes it operates in a single business segment. Through September 30, 2000, there were no significant foreign operations.

      A summary of advertising and merchandise revenue from customers is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Advertising	$19,770	$3,638	$56,024	$5,875

Merchandise	689	413	2,108	753

	$20,459	$4,051	$58,132	$6,628

  Supplemental cash flow disclosures are as follows (in thousands):

	Nine Months Ended
	September 30,

	2000	1999

Supplemental disclosures of cash flow information:

Interest paid	$75	$89

Taxes paid	$—	$168

Supplemental schedule of non-cash financing activities:

Stock based compensation associated with the acceleration of stock option vesting	$6,471	$1,093

Unrealized loss on marketable securities, net	$1,490	$—

Forfeiture of stock options	$4,197	$—

Common stock issued for notes receivable	$—	$338

Cancellation of stockholder notes receivable	$—	$78

Warrants for common stock and common stock issued in exchange for prepaid marketing costs	$—	$2,302

Donation of 100,000 shares of MP3.com common stock to the MP3 Foundation	$—	$767

Note 2 — Legal Proceedings

      Record Label Lawsuits. On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleged that MP3.com, in connection with certain content available in its My.MP3.com service, made unauthorized copies of tens of thousands of audio CDs in violation of the Copyright Act. On April 28, 2000, the court granted plaintiffs’ motion for summary judgment and held that MP3.com was liable for infringing plaintiffs’ copyrights, and the litigation proceeded with discovery on the issues of willfulness and

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

damages. On May 10, 2000, MP3.com voluntarily disabled the plaintiffs’ content within the My.MP3.com service.

      Between June and August 2000, MP3.com entered into settlement and license agreements with Warner Music Group, BMG Entertainment, Sony Music and Capitol Records, Inc. (EMI), which together represented eight of the ten major recording companies that filed the copyright infringement lawsuit on January 21, 2000. The settlement agreements provide for a settlement amount to be paid in cash by MP3.com in exchange for a release from the settling plaintiffs and their affiliated entities (as defined in the settlement agreements) of all claims related to the January 21, 2000 lawsuit and the My.MP3.com service. Most-favored-nations provisions in these settlement agreements require additional settlement amounts to be paid under certain circumstances. MP3.com made no admission of wrongdoing in connection with these settlements. Subject to certain affirmative obligations of MP3.com and other terms and conditions regarding the implementation of the My.MP3.com service, the license agreements permit MP3.com to utilize recordings owned by Warner Music Group, BMG Entertainment, Sony Music and EMI as part of the My.MP3.com service. The license agreements have terms of approximately three to ten years, and provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from the My.MP3.com service or (ii) a specified amount accrued each time a licensor recording is streamed from My.MP3.com. In addition, the licenses provide for on-going royalty payments based on the number of times a licensor recording is added to My.MP3.com accounts.

      As a result of the settlements described above, the January 21, 2000 copyright infringement lawsuit was limited to a dispute with UMG Recordings, Inc., which represents two of the original plaintiffs. A trial in the case was held from August 28 through September 6, 2000 on the issues of willfulness and damages. After hearing evidence, the court ruled on September 6, 2000 that MP3.com had willfully infringed UMG’s copyrights and awarded damages to UMG in an amount of $25,000 per CD. A trial is scheduled to commence on November 13, 2000 to determine the number of valid copyright registrations held by UMG, and hence the number of CDs for which UMG will be entitled to recover the per CD damage award. Based on information presently available, the maximum number of such registrations is estimated to be between 3,000 and 7,000. Numerous factors could affect the ultimate size of the determination.

      Over the course of 2000, some other independent labels have filed lawsuits against us based on the same set of allegations as the UMG case. These labels include Zomba Recording Corp., Tee Vee Toons, Inc., and Koch Entertainment and Velvel Records LLC. Additionally, several independent labels have sent us demand letters alleging similar claims.

      Publisher Lawsuits. On March 14, 2000, two large music-publishing companies, MPL Communications, Inc. and Peer International Corporation, filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleged that MP3.com, in connection with its My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act, and that MP3.com, in connection with the streaming of audio content to users of the My.MP3.com service, continued to make unauthorized digital phonorecords in violation of the Copyright Act. The complaint further alleges that MP3.com’s actions constituted unauthorized copying and willful infringement of plaintiffs’ copyrights. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses unauthorized reproductions of plaintiffs’ copyrighted works. Additionally, Zomba Enterprises, Inc. has filed its own music publishing case against us. In view of the court’s rulings in the UMG case, there is a substantial risk that the issues of infringement, fair use, and willfulness may be adjudicated against us in these cases with publishers. This could mean that we would only be able to litigate the issue of damages. A motion has been filed by MPL and Peer to amend their complaint to add many additional copyrighted works to those at issue in the action.

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      On October 17, 2000, MP3.com, the National Music Publishers’ Association, Inc. and its licensing subsidiary, The Harry Fox Agency, Inc. entered into a preliminary agreement that — if approved by individual HFA music publisher-principals — would permit the use of up to one million musical compositions on the My.MP3.com service. In addition, MP3.com, MPL and Peer agreed to settle the March 14, 2000 litigation upon finalization of the preliminary agreement, which requires ratification by individual HFA music publisher-principals. MP3.com, MPL and Peer agreed to stay the March 14, 2000 litigation until the ratification process is completed. Accordingly, the court stayed all proceedings in this litigation until January 2, 2001.

      The proposed, 3-year licensing arrangement provides that MP3.com will pay up to thirty million dollars ($30,000,000) to HFA for the benefit of up to 25,000 music publishers and their songwriter partners as part of two equal funds. One fund will be used to pay HFA publisher-principals for past uses of music on the My.MP3.com service, in exchange for a release from HFA publisher-principals and their affiliated entities of all claims related to the March 14, 2000 lawsuit and the use of their compositions on the My.MP3.com service. The other fund will provide advance payments toward royalties earned under the prospective license. The terms of the prospective license call for a payment of one quarter cent each time a song is streamed on demand to a customer from his or her My.MP3.com locker, along with a one-time fee per track added to the My.MP3.com service.

      Artists’ Class Action. On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleges that the recording company defendants, in their separate lawsuit against MP3.com (filed on January 21, 2000 — see above), are claiming rights in plaintiffs’ recordings that they do not possess. In particular, the complaint alleges that the recording company defendants do not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, do not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and do not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleges that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs ask to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likenesses to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings. This case has been dismissed in its entirety with prejudice at the pleadings stage, and we have been informed that the plaintiffs intend to appeal.

      Settlement Discussions; Charge to Earnings. MP3.com has pursued and continues to actively pursue settlement discussions with the various plaintiffs and claimants in the cases and disputes discussed above. The decision whether to enter into settlement and/or license agreements with each party will be based upon a number of factors related to both the lawsuits and MP3.com’s business in general. We cannot guarantee that we will be able to enter into any additional settlement agreements on terms favorable to MP3.com, if at all, or that any settlement or license agreement will prove beneficial to our business or stockholders. During the quarter ended June 30, 2000, we recorded a charge for litigation and copyright matters of $150.0 million. The charge for litigation and copyright matters represented MP3.com’s estimate of the total costs to be incurred in connection with the resolution of the various litigation and copyright matters associated with the My.MP3.com service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3.com Service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge did not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3.com service, or any additional amounts that might be payable under the most-favored-nations provisions described above. This charge reflected management’s expectations as of July 26, 2000, and

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was based on currently available information as well as significant assumptions made by management regarding the litigation.

      During the quarter ended September 30, 2000, we recorded an additional charge for litigation and copyright matters of $20.0 million. This additional charge reflects incremental costs that management estimates will be incurred in connection with the resolution of the various litigation and copyright matters associated with the My.MP3.com service. The additional charge and accrual reflect management’s expectations as of the date of this quarterly report and is based on currently available information as well as significant assumptions made by management regarding the various litigation and copyright matters. Although we believe that the expectations and assumptions reflected in this additional charge are reasonable, we cannot guarantee that future events or results will conform to such expectations or assumptions. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all matters could be materially different than those recorded as of September 30, 2000.

      Cash payments for the settlements discussed above and other payments have reduced the cumulative amount reserved as a result of these charges to $116.9 million as of September 30, 2000. Amounts payable for past issues in connection with the HFA/Peer/MPL agreement described above are included in the remaining amount reserved as of September 30, 2000.

      Although MP3.com has obtained license agreements permitting the use of recordings from BMG Entertainment, Warner Music Group, Sony Music and EMI, we cannot guarantee that MP3.com will be able to secure similar license agreements from any other recording company. Similarly, MP3.com has not yet secured any final publishing license or other affirmative clearance (whether by litigation or otherwise) to utilize within the My.MP3.com service the compositions embodied in the recordings owned by any recording company (including BMG Entertainment, Warner Music Group, Sony Music and EMI), nor can we guarantee that any such license or clearance will ever be obtained. If a final publishing license or other affirmative clearance to utilize such compositions is not obtained, our ability to utilize in the My.MP3.com service recordings from any recording company could be materially and adversely affected.

      Class Action Lawsuits. We and certain of our employees, officers and directors have been named as defendants in several lawsuits alleging violations of the federal securities laws. The complaints, which were filed between September 19, 2000 and September 29, 2000 in the United States District Court for the Southern District of California, each purport to be brought on behalf of a class of stockholders. The complaints allege that we and the other the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our My.MP3.com service and the litigation surrounding the service. The complaint does not specify the dollar amount of damages alleged.

      Derivative Lawsuits. Between September 14, 2000 and September 18, 2000, certain stockholders of MP3.com filed shareholder derivative suits against MP3.com and certain of its employees, officers and directors in the Superior Court of the State of California, County of San Diego. These complaints allege various statutory and common law claims relating to the My.MP3.com service.

      We cannot assure you that we will be successful in ultimately defending any of these lawsuits, and we may be required to pay license fees or substantial damages, including statutory, punitive or other damages that far exceed the resources and overall market capitalization of MP3.com, in which event we might have to significantly limit or terminate our business operations, particularly because our business is not yet profitable. At the rate of $25,000 per work, our aggregate potential liability resulting from all of our copyright litigation proceedings could exceed billions of dollars. If successful, any one of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Note 3 — Acquisition

      In April 2000, MP3.com agreed to purchase the remaining 53.5% ownership of mp3radio.com, a joint venture with Cox Interactive Media, Inc. MP3.com paid approximately $4 million in cash, received tangible net assets of $47,000 and assumed liabilities of $231,000. During the transition period ending June 30, 2000, the costs of relocating the joint venture’s operations to San Diego were shared pro rata based upon the parties’ existing ownership percentages and included in minority interest in loss of an unconsolidated subsidiary. The acquisition was completed during the third quarter of 2000 and was accounted for under the purchase method of accounting. The excess purchase price over fair value of net assets acquired was generally allocated to assembled work force; URLs, trademarks and names; a radio station agreement; and goodwill. The excess purchase price over fair value of the assets acquired of $4 million was allocated to certain intangible assets and will be amortized over the following periods using the straight-line method as follows (in thousands):

	Amount	Life

Assembled work force	$50	12 months

URL’s, trademarks and names	$200	24 months

Radio station agreement	$1,250	12 months

Goodwill	$2,500	24 months

Note 4 — Commitments

      In July 1999, we entered into an agreement with Montaigne Participations Et Gestion (“MPG”) (formally named Groupe Arnault) under which MPG committed to purchase an aggregate of $150 million in advertising, promotion and marketing services from us over three years. In July 1999, we received prepayments from MPG totaling $45 million, which represented payment for these services through the fourth quarter of 2000. In September 2000, we entered into an amended and restated agreement with MPG. The restated agreement extended our relationship with MPG through 2004, and reduced the aggregate amount of services to be purchased by MPG over the life of the agreement (see the revised commitment schedule below). Both MPG and MP3.com believe that the revised commitment schedule will allow for more efficient use of our marketing services for the benefit of MPG and its various related companies. In addition, the restated agreement provides for a more streamlined media management process and creates certain exceptions to the favored pricing granted to MPG under the original agreement. Under the restated agreement, MPG is now committed to purchase an aggregate of $120 million in advertising, promotion and marketing services from us (including the $45 million purchased through the fourth quarter of 2000). The remaining $75 million owed under the restated agreement remains secured by an irrevocable letter of credit. The restated agreement further provides MPG with potential additional financial incentives of up to an aggregate of $5 million (up to $1 million in any one calendar quarter) based on the number of different companies that use our services

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the agreement. The financial incentives could result in the reduction of the marketing and promotions commitment during the period incurred.

Quarterly Commitment Schedule	Commitment Amount

(in thousands)

2000

Q4	$13,500

2001

Q1	$15,000

Q2	$12,250

Q3	$12,250

Q4	$12,250

2002

Q1	$6,000

Q2	$5,000

Q3	$5,000

Q4	$5,000

2003

Q1	$300

Q2	$300

Q3	$275

Q4	$275

2004

Q1	$275

Q2	$275

Q3	$275

Q4	$275

Total	$88,500

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

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

Overview

      MP3.com, Inc. (“MP3.com”) has created what it believes is a unique and robust technology infrastructure for the storage, management, promotion and delivery of digital music. As the Internet’s premier Music Service Provider (“MSP”), MP3.com is dedicated to providing consumers with anytime, anywhere access to their music using any web-enabled device. MP3.com’s web site hosts what MP3.com believes is the largest collection of digital music available on the Internet, with more than 600,000 songs and audio files posted from over 100,000 digital artists and record labels. Dedicated to growing the digital music space, MP3.com’s products and services include on-demand Subscription Music Channels, an innovated Retail Music Program, a Syndicated Radio Division and others. Additionally, through MP3.com’s MSP initiative, MP3.com is partnering with a variety of forward-looking technology companies to expand its digital music strategy.

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

      MP3.com generates revenue from online advertising, offline advertising and electronic commerce. For the three months ended September 30, 2000, 96.6% of MP3.com’s revenues were from the sale of advertising. Advertising sales include revenue from the sale of space on our website; sponsorship of contests and sweepstakes, e-mail campaigns and greeting cards; and sponsorship of CD samplers, which are distributed free of charge to consumers and contain collections of music. MP3.com sells CDs online, both fully-packaged albums created by artists sold through our Digital Automatic Music system, which we call “DAM CDs.” Although a substantial portion of the My.MP3.com service is currently free to our users, we currently charge customers a subscription or access fee to particular portions of the service and may charge subscription or access fees for the entire service in the future.

      Since the beginning of 1999, MP3.com’s growth has been dramatic. The number of employees increased from 8 on January 1, 1999 to 334 on September 30, 2000. In September 2000, MP3.com added an average of over 180 artists and an average of over 1,300 new songs and audio files each day. During September 2000, visitors to MP3.com’s web site viewed over 147 million web pages and listened to or downloaded over 38.0 million songs.

The Three Months Ended September 30, 2000 Compared to September 30, 1999

Results of Consolidated Operations

  Net Revenues

      For the three months ended September 30, 2000, net revenues were $20,459,000, which were derived from online advertisements on our web site; offline advertisements through various promotions and events that were not hosted on our web site; sponsorship of various contests, sweepstakes, e-mail campaigns, and greeting cards; and the online sale of CDs and music-related merchandise. This compares to $4,051,000 during the same period a year ago. The increase in net revenues during the third quarter over the same period in 1999 was primarily attributable to a significant increase in online and offline advertisements; the introduction of various contests, sweepstakes, e-mail campaigns, and greeting card advertisements; and, to a lesser extent, an increase in CD sales on our web site.

      Revenues from online advertising. For the quarter ended September 30, 2000, revenues from online advertising were $15,628,000 or 76.4% of net revenues compared to $1,971,000 or 48.7% of net revenues for the same period a year ago. Online advertising revenues primarily consist of banner, button, portal and sponsorship advertisements on MP3.com’s web site in addition to advertisements placed in e-mail and greeting card campaigns. The duration of MP3.com’s online advertising commitments range from one month to approximately four years. Banner, button and portal advertisements are impression based, requiring the advertisement to be displayed a minimum number of times over the contract period. Sponsorship advertising contracts involve static advertisements, whereby the advertisement is continually displayed on a specified area of the MP3.com web site during the contract period. E-mails containing various advertisements are sent to MP3.com’s artists and users of the MP3.com web site on a regular basis. Greeting cards also contain advertisements and are sent electronically whenever a user of the MP3.com web site requests that a card be delivered to a person(s) of their choice. The increase in revenues from online advertising for the three months ended September 30, 2000 as compared to the comparable period one year ago was primarily due to a significant increase in pageview volume resulting from significant increases in unique visitors, MP3.com’s advertiser customer base, and the introduction of new product lines such as e-mail and greeting cards.

      Revenues from offline advertising. For the three months ended September 30, 2000, revenues from offline advertising were $4,142,000 or 20.2% of net revenues compared to $1,667,000 or 41.2% of net revenues for the same period a year ago. During the third quarter of 2000, offline advertising revenues primarily consisted of contests, and to a lesser extent advertising sponsorships of CD sampler products. MP3.com held contests during the quarter that were sponsored by various advertisers and provided prizes to the winners of each contest. CD samplers are multi-media CDs containing advertising, free software, videos and games as well as collections of music from artists that have posted music on the MP3.com web site. These CDs are sponsored by several different advertisers and distributed free of charge to users of MP3.com’s web site who register to receive the CD. The increase in revenues from offline advertising is primarily due to revenues from contests that did not exist during the same period in 1999, offset by a significant decrease in CD sampler products. The decrease in revenues from offline advertising, as a percentage of total revenues, is primarily attributable to the significant increase in online advertising revenues, both in absolute dollars and as a percentage of total revenues.

      Revenues from online sales of CDs and other music-related merchandise. For the three months ended September 30, 2000, revenues from online sales of CDs and other music-related merchandise were $689,000 or 3.4% of net revenues compared to $413,000 or 10.2% of net revenues for the same period a year ago. Online e-commerce sales consist of DAM CDs and, to a lesser extent, other music-related merchandise. The increase in revenues from online sales of CDs and other music-related merchandise during the third quarter of 2000 as compared to the same quarter of 1999 was primarily due to an increase in the sales volume of DAM CDs (approximately 36,000 units, or an 80% increase) resulting from increased musical content available on MP3.com’s web site as a result of increased brand awareness. The decrease in revenues from online sales of CDs and other music-related merchandise, as a percentage of total revenue, is primarily attributable to the significant increase in online advertising revenues, both in absolute dollars and as a percentage of total revenues.

      Revenue Concentration. We expect that most of our revenues will continue to be derived from third party advertising agreements like those we have with Montaigne Participations Et Gestion (“MPG”) (formally named Groupe Arnault). During the quarter ended September 30, 2000, MP3.com recognized revenue of $11,500,000, or 56.2% of total revenues, associated with the MPG agreement. MPG revenues will be distributed between online and offline sources based on a changing percentage from quarter to quarter.

      In July 1999, we entered into an agreement with MPG under which MPG committed to purchase an aggregate of $150 million in advertising, promotion and marketing services from us over three years. In July 1999, we received prepayments from MPG totaling $45 million, which represented payment for these services through the fourth quarter of 2000. In September 2000, we entered into an amended and restated agreement with MPG. The restated agreement extended our relationship with MPG through 2004, and reduced the aggregate amount of services to be purchased by MPG over the life of the agreement (see the revised commitment schedule below). Both MPG and MP3.com believe that the revised commitment schedule will allow for more efficient use of our marketing services for the benefit of MPG and its various related companies. In addition, the restated agreement provides for a more streamlined media management process and creates certain exceptions to the favored pricing granted to MPG under the original agreement. Under the restated agreement, MPG is now committed to purchase an aggregate of $120 million in advertising, promotion and marketing services from us (including the $45 million purchased through the fourth quarter of 2000). The remaining $75 million owed under the restated agreement remains secured by an irrevocable letter of credit. The restated agreement further provides MPG with potential additional financial incentives of up to an aggregate of $5 million (up to $1 million in any one calendar quarter) based on the number of different companies that use our services under the agreement. The financial incentives could result in the reduction of the marketing and promotions commitment during the period incurred.

Quarterly Commitment Schedule:	Commitment Amount

(in thousands):

2000

Q4	$13,500

2001

Q1	$15,000

Q2	$12,250

Q3	$12,250

Q4	$12,250

2002

Q1	$6,000

Q2	$5,000

Q3	$5,000

Q4	$5,000

2003

Q1	$300

Q2	$300

Q3	$275

Q4	$275

2004

Q1	$275

Q2	$275

Q3	$275

Q4	$275

Total:	$88,500

      During 1999 and 2000, we have made certain strategic investments and entered into certain marketing and promotion arrangements. In certain circumstances, we have recognized revenue in connection with these marketing and promotion arrangements pursuant to our accounting policies. Due to the recent financial uncertainty related to certain strategic investments, we have determined that we are unable to recognize revenue in connection with certain marketing and promotion arrangements until the significant uncertainties have been satisfactorily resolved. These above factors, current financial and economic conditions, and the current litigation could have an adverse effect on MP3.com’s future revenues.

  Cost of Revenues

      Cost of revenues for the three months ended September 30, 2000 were $3,746,000 or 18.3% of net revenues compared to $1,687,000 or 41.6% of net revenues during the same period a year ago, resulting in gross margins of 81.7% and 58.4%, respectively. The increase in cost of revenues, in absolute dollar terms, was primarily due to increases in bandwidth requirements, royalties to artists, and costs related to contests and sweepstakes, offset by a significant decrease in CD sampler costs. The increase in gross margins was primarily due to a significant amount of the MPG revenues allocated to online advertising, which has higher gross margins. Additionally, revenue from offline contests typically have increased gross margins when compared to other offline product margins. CD and other music-related merchandise sales typically have lower gross margins which decrease the higher gross margins from online and offline advertising products. MP3.com anticipates that future gross margins will fluctuate depending on changes in its revenue mix and the timing of expenditures in web site and fulfillment operations. Additionally, future gross margins could fluctuate depending on the amount of MPG quarterly revenues allocated between online and offline advertising products. Further, when we begin using certain multimedia licenses obtained as part of our settlement with certain major recording companies, we expect to include in cost of revenues the amortization of prepaid royalties that could result in cost of revenues increasing substantially both in absolute dollars and as a percentage of revenue.

  Sales and Marketing

      During the three months ended September 30, 2000, sales and marketing expense was $14,029,000 or 68.6% of net revenues compared to $8,897,000 or 219.6% of net revenues during the same period a year ago. The increase in sales and marketing expense, in absolute dollar amounts, was primarily a result of a charge of $2,587,000 associated with the impairment of certain prepaid marketing expenses in connection with arrangements with internationally known artists, an increase of approximately $700,000 in sales and marketing payroll and related expenses, an increase of approximately $3,000,000 related to the cost of our Payback for Playback program, new and increased marketing programs of approximately $1,669,000, and costs associated with the growth of our business. Additionally, these increases were offset by approximately $1,241,000 in stock-based charges associated with acceleration of stock option vesting and approximately $2,114,000 related to marketing and promotion costs associated with the 1999 Alanis Morissette and Tori Amos “5 1/2 Weeks” Summer tour sponsorship that were incurred during the third quarter of 1999 but did not occur during the same quarter ended in 2000. The decrease in sales and marketing costs as a percentage of revenues is primarily due to the significant increase in net revenues and decreased costs in connection with stock-based charges associated with the acceleration of stock option vesting, and marketing and promotion costs associated with the 1999 Alanis Morissette and Tori Amos “5 1/2 Weeks” Summer tour sponsorship. These costs were offset by the impairment of certain prepaid marketing expenses related to arrangements with internationally known artists and our Payback for Playback program. MP3.com anticipates that overall sales and marketing expense will continue to increase significantly in the foreseeable future; however, sales and marketing expense as a percentage of net revenues may fluctuate depending on the timing of new marketing programs and the addition of sales and marketing personnel.

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

  Engineering and Product Development

      During the three months ended September 30, 2000, engineering and product development expense was $6,067,000 or 29.7% of net revenues compared to $2,373,000 or 58.6% of net revenues during the same period a year ago. The increase in the level of engineering and product development expense, in absolute dollar amounts, was primarily due to an increase in payroll and related expenses of approximately $1,791,000, increased computer equipment depreciation of approximately $1,215,000, increased consulting and temporary labor, and costs associated with the growth of MP3.com’s business. The decrease in engineering and product development expense as a percentage of net revenue is primarily due to the significant increase in net revenues. MP3.com anticipates that overall engineering and product development expenses will increase in the foreseeable future; however, engineering and product development expenses as a percentage of net revenues may fluctuate depending on the level of future net revenues and the timing of investments in engineering and product development and hiring.

  General and Administrative

      General and administrative expense was $8,896,000 or 43.5% of net revenues during the quarter ended September 30, 2000 compared to $3,110,000 or 76.8% of net revenues during the same period a year ago. The increase in general and administrative expense, in absolute dollar amounts, was primarily a result of an increase in finance and administrative payroll and related expenses of approximately $1,700,000; legal expenses of approximately $1,207,000; bad debt expense of approximately $934,000; amortization of goodwill of approximately $975,000; consulting; insurance costs; and costs associated with the growth of MP3.com’s business. Additionally, the increase was reduced by a non-cash charge associated with the relocation of our new facility of approximately $815,000 that was incurred during the third quarter of 1999 but not incurred during the same quarter ended in 2000. General and administrative expenses as a percentage of net revenues decreased primarily due to the significant increase in net revenues. MP3.com anticipates that overall general and administrative expense will increase in the foreseeable future; however, general and administrative expenses as a percentage of net revenues may fluctuate depending on the level of future net revenues and the timing of additional investments in general and administrative infrastructure.

  Charge for Litigation and Copyright Matters

      Record Label Lawsuits. On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleged that MP3.com, in connection with certain content available in its My.MP3.com service, made unauthorized copies of tens of thousands of audio CDs in violation of the Copyright Act. On April 28, 2000, the court granted plaintiffs’ motion for summary judgment and held that MP3.com was liable for infringing plaintiffs’ copyrights, and the litigation proceeded with discovery on the issues of willfulness and damages. On May 10, 2000, MP3.com voluntarily disabled the plaintiffs’ content within the My.MP3.com service.

      Between June and August 2000, MP3.com entered into settlement and license agreements with Warner Music Group, BMG Entertainment, Sony Music and Capitol Records, Inc.(EMI), which together represented eight of the ten major recording companies that filed the copyright infringement lawsuit on January 21, 2000. The settlement agreements provide for a settlement amount to be paid in cash by MP3.com in exchange for a release from the settling plaintiffs and their affiliated entities (as defined in the settlement agreements) of all claims related to the January 21, 2000 lawsuit and the My.MP3.com service. Most-favored-nations provisions in these settlement agreements require additional settlement amounts to be paid under certain circumstances. MP3.com made no admission of wrongdoing in connection with these settlements. Subject to certain affirmative obligations of MP3.com and other terms and conditions regarding the implementation of the My.MP3.com service, the license agreements permit MP3.com to utilize recordings owned by Warner Music Group, BMG Entertainment, Sony Music and EMI as part of the My.MP3.com service. The license agreements have terms of approximately three to ten years, and provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from the My.MP3.com service or (ii) a specified amount accrued each time a licensor recording is streamed from My.MP3.com. In addition, the licenses provide for on-going royalty payments based on the number of times a licensor recording is added to My.MP3.com accounts.

      As a result of the settlements described above, the January 21, 2000 copyright infringement lawsuit was limited to a dispute with UMG Recordings, Inc., which represents two of the original plaintiffs. A trial in the case was held from August 28 through September 6, 2000 on the issues of willfulness and damages. After hearing evidence, the court ruled on September 6, 2000 that MP3.com had willfully infringed UMG’s copyrights and awarded damages to UMG in an amount of $25,000 per CD. A trial is scheduled to commence on November 13, 2000 to determine the number of valid copyright registrations held by UMG, and hence the number of CDs for which UMG will be entitled to recover the per CD damage award. Based on information presently available, the maximum number of such registrations is estimated to be between 3,000 and 7,000. Numerous factors could affect the ultimate size of the determination.

      Over the course of 2000, some other independent labels have filed lawsuits against us based on the same set of allegations as the UMG case. These labels include Zomba Recording Corp., Tee Vee Toons, Inc., and Koch Entertainment and Velvel Records LLC. Additionally, several independent labels have sent us demand letters alleging similar claims.

      Publisher Lawsuits. On March 14, 2000, two large music-publishing companies, MPL Communications, Inc. and Peer International Corporation, filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleged that MP3.com, in connection with its My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act, and that MP3.com, in connection with the streaming of audio content to users of the My.MP3.com service, continued to make unauthorized digital phonorecords in violation of the Copyright Act. The complaint further alleges that MP3.com’s actions constituted unauthorized copying and willful infringement of plaintiffs’ copyrights. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses unauthorized reproductions of plaintiffs’ copyrighted works. Additionally, Zomba Enterprises, Inc. has filed its own music publishing case against us. In view of the court’s rulings in the UMG case, there is a substantial risk that the issues of infringement, fair use, and willfulness may be adjudicated against us in these cases with publishers. This could mean that we would only be able to litigate the issue of damages. A motion has been filed by MPL and Peer to amend their complaint to add many additional copyrighted works to those at issue in the action.

      On October 17, 2000, MP3.com, the National Music Publishers’ Association, Inc. and its licensing subsidiary, The Harry Fox Agency, Inc. entered into a preliminary agreement that — if approved by individual HFA music publisher-principals — would permit the use of up to one million musical compositions on the My.MP3.com service. In addition, MP3.com, MPL and Peer agreed to settle the March 14, 2000 litigation upon finalization of the preliminary agreement, which requires ratification by individual HFA music publisher-principals. MP3.com, MPL and Peer agreed to stay the March 14, 2000 litigation until the ratification process is completed. Accordingly, the court stayed all proceedings in this litigation until January 2, 2001.

      The proposed, 3-year licensing arrangement provides that MP3.com will pay up to thirty million dollars ($30,000,000) to HFA for the benefit of up to 25,000 music publishers and their songwriter partners as part of two equal funds. One fund will be used to pay HFA publisher-principals for past uses of music on the My.MP3.com service, in exchange for a release from HFA publisher-principals and their affiliated entities of all claims related to the March 14, 2000 lawsuit and the use of their compositions on the My.MP3.com service. The other fund will provide advance payments toward royalties earned under the prospective license. The terms of the prospective license call for a payment of one quarter cent each time a song is streamed on demand to a customer from his or her My.MP3.com locker, along with a one-time fee per track added to the My.MP3.com service.

      Artists’ Class Action. On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleges that the recording company defendants, in their separate lawsuit against MP3.com (filed on January 21, 2000 — see above), are claiming rights in plaintiffs’ recordings that they do not possess. In particular, the complaint alleges that the recording company defendants do not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, do not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and do not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleges that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs ask to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likenesses to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings. This case has been dismissed in its entirety with prejudice at the pleadings stage, and we have been informed that the plaintiffs intend to appeal.

      Settlement Discussions; Charge to Earnings. MP3.com has pursued and continues to actively pursue settlement discussions with the various plaintiffs and claimants in the cases and disputes discussed above. The decision whether to enter into settlement and/or license agreements with each party will be based upon a number of factors related to both the lawsuits and MP3.com’s business in general. We cannot guarantee that we will be able to enter into any additional settlement agreements on terms favorable to MP3.com, if at all, or that any settlement or license agreement will prove beneficial to our business or stockholders. During the quarter ended June 30, 2000, we recorded a charge for litigation and copyright matters of $150.0 million. The charge for litigation and copyright matters represented MP3.com’s estimate of the total costs to be incurred in connection with the resolution of the various litigation and copyright matters associated with the My.MP3.com service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3.com Service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge did not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3.com service or any additional amounts that might be payable under the most-favored-nations provisions described above. This charge reflected management’s expectations as of July 26, 2000, and was based on currently available information as well as significant assumptions made by management regarding the litigation.

      During the quarter ended September 30, 2000, we recorded an additional charge for litigation and copyright matters of $20.0 million. This additional charge reflects incremental costs that management estimates will be incurred in connection with the resolution of the various litigation and copyright matters associated with the My.MP3.com service. The additional charge and accrual reflect management’s expectations as of the date of this quarterly report and is based on currently available information as well as significant assumptions made by management regarding the various litigation and copyright matters. Although we believe that the expectations and assumptions reflected in this additional charge are reasonable, we cannot guarantee that future events or results will conform to such expectations or assumptions. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all matters could be materially different than those recorded as of September 30, 2000.

      Cash payments for the settlements described above and other payments have reduced the cumulative amount reserved as a result of these charges to $116.9 million as of September 30, 2000. Amounts payable for past issues in connection with the HFA/Peer/MPL agreement described above are included in the remaining amount reserved as of September 30, 2000.

      Although MP3.com has obtained license agreements permitting the use of recordings from BMG Entertainment, Warner Music Group, Sony Music and EMI, we cannot guarantee that MP3.com will be able to secure similar license agreements from any other recording company. Similarly, MP3.com has not yet secured any final publishing license or other affirmative clearance (whether by litigation or otherwise) to utilize within the My.MP3.com service the compositions embodied in the recordings owned by any recording company (including BMG Entertainment, Warner Music Group, Sony Music and EMI), nor can we guarantee that any such license or clearance will ever be obtained. If a final publishing license or other affirmative clearance to utilize such compositions is not obtained, our ability to utilize in the My.MP3.com service recordings from any recording company could be materially and adversely affected.

      Class Action Lawsuits. We and certain of our employees, officers and directors have been named as defendants in several lawsuits alleging violations of the federal securities laws. The complaints, which were filed between September 19, 2000 and September 29, 2000 in the United States District Court for the Southern District of California, each purport to be brought on behalf of a class of stockholders. The complaints allege that we and the other the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our My.MP3.com service and the litigation surrounding the service. The complaint does not specify the dollar amount of damages alleged.

      Derivative Lawsuits. Between September 14, 2000 and September 18, 2000, certain stockholders of MP3.com filed shareholder derivative suits against MP3.com and certain of its employees, officers and directors in the Superior Court of the State of California, County of San Diego. These complaints allege various statutory and common law claims relating to the My.MP3.com service.

      We cannot assure you that we will be successful in ultimately defending any of these lawsuits, and we may be required to pay license fees or substantial damages, including statutory, punitive or other damages that far exceed the resources and overall market capitalization of MP3.com, in which event we might have to significantly limit or terminate our business operations, particularly because our business is not yet profitable.

At the rate of $25,000 per work, our aggregate potential liability resulting from all of our copyright litigation proceedings could exceed billions of dollars. If successful, any one of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

  Amortization of Deferred Compensation

      During the quarter ended September 30, 2000, total deferred compensation of $1,460,000 was amortized to expense compared to $12,370,000 during the quarter ended September 30, 1999. Deferred compensation is being amortized over the vesting period of the relevant granted stock options, which is generally four years. The decrease in the amortization is primarily a result of the accelerated amortization method (as provided for in FASB Interpretation No. 28) to amortize deferred compensation, which resulted in a greater amount of amortization expense in the earlier years of the amortization period.

  Interest Income, Net

      Interest income (net of interest expense) during the quarter ended September 30, 2000 was $4,039,000 compared to $4,517,000 during the same period a year ago. Interest income during the quarter ended September 30, 2000 is directly related to interest earned on cash, cash equivalent balances and marketable securities associated with proceeds of an aggregate of approximately $426,300,000 during 1999 from (i) the issuance of common stock in connection with MP3.com’s initial public offering in July 1999, (ii) the exercise of stock options and a warrant for the purchase of common stock, and (iii) the issuance of Series A, B, and C convertible preferred stock. The net decrease in interest income is mainly attributed to the decrease in our cash, cash equivalent balances and marketable securities average balances offset by an increase in the weighted average interest rate earned on such invested balances.

  Impairment of Strategic Investments

      During the quarter ended September 30, 2000, MP3.com recorded a charge of $19,000,000 for the estimated impairment of its strategic investment portfolio and short-term investments. The impairment is associated with a decrease in fair value of certain strategic investments and an investment classified as short-term investments where the decrease in the fair market value of the stock is considered other than temporary.

  Provision for Income Taxes

      Due to the loss from operations for both book and tax purposes, no provision or benefit for income taxes was recorded for the three months ended September 30, 2000 and 1999. Currently, we provide a valuation allowance for all future tax benefits.

The Nine Months Ended September 30, 2000 Compared to September 30, 1999

Results of Consolidated Operations

  Net Revenues

      For the nine months ended September 30, 2000, net revenues were $58,132,000, which were derived from online advertisements on our web site; offline advertisements through various promotions and events that were not hosted on our web site; sponsorship of various contests, sweepstakes, e-mail campaigns, greeting cards and the “MP3 Summit”; and the online sale of CDs and music-related merchandise. This compares to $6,628,000 during the same period a year ago. The increase in net revenues during the first nine months of 2000 over the same period in 1999 was mostly attributable to a significant increase in online advertisements and introduction of new online advertisement products such as e-mail campaigns and greeting card advertisements; the introduction of various offline advertisement products such as contests and sweepstakes; and to a lesser extent an increase in CD sales on our web site.

      Revenues from online advertising. For the nine months ended September 30, 2000, revenues from online advertising were $45,036,000 or 77.5% of net revenues compared to $3,796,000 or 57.2% of net revenues for the same period a year ago. Online advertising revenues primarily consist of banner, button, portal and sponsorship advertisements on MP3.com’s web site in addition to advertisements placed in e-mail and greeting card campaigns. The duration of MP3.com’s online advertising commitments range from one month to approximately four years. Banner, button and portal advertisements are impression based, requiring the advertisement to be displayed a minimum number of times over the contract period. Sponsorship advertising contracts involve static advertisements, whereby the advertisement is continually displayed on a specified area of the MP3.com web site during the contract period. E-mails containing various advertisements are sent to MP3.com’s artists and users of the MP3.com web site on a regular basis. Greeting cards also contain advertisements and are sent electronically whenever a user of the MP3.com web site requests that a card be delivered to a person(s) of their choice. The increase in revenues from online advertising for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was primarily due to a significant increase in pageview volume resulting from significant increases in unique visitors, MP3.com’s advertiser customer base, and the introduction of new online advertisement product lines such as e-mail and greeting cards.

      Revenues from offline advertising. For the nine months ended September 30, 2000, revenues from offline advertising were $10,988,000 or 18.9% of net revenues compared to $2,079,000 or 31.4% of net revenues for the same period a year ago. During the first nine months of 2000, offline advertising revenues primarily consisted of contests and sweepstakes, and to a lesser extent advertising sponsorships of CD sampler products. MP3.com held contests and sweepstakes during the year that were sponsored by various advertisers and provided prizes to the winners of each contest. CD samplers are multi-media CDs containing advertising, free software, videos and games as well as collections of music from artists that have posted music on the MP3.com web site. These CDs are sponsored by several different advertisers and distributed free of charge to users of MP3.com’s web site who register to receive the CD. The increase in revenues from offline advertising is primarily due to the introduction of contests and sweepstakes, and to a lesser extent increased revenues associated with the “MP3 Summit.” The decrease in revenues from offline advertising, as a percentage of total net revenues, is primarily attributable to the significant increase in online advertising revenues, both in absolute dollars and as a percentage of total revenues.

      Revenues from online sales of CDs and other music-related merchandise. For the nine months ended September 30, 2000, revenues from online sales of CDs and other music-related merchandise were $2,108,000 or 3.6% of net revenues compared to $753,000 or 11.4% of net revenues for the same period a year ago. Online e-commerce sales consist of DAM and compilation CDs and, to a lesser extent, other music-related merchandise. The increase in revenues from online sales of CDs and other music-related merchandise during the first nine months of 2000 as compared to the same period one year ago was primarily due to an increase in the sales volume of DAM CDs (an increase of approximately 170,000 units or 227%) resulting from increased musical content available on MP3.com’s web site as a result of increased brand awareness and an increase in the average selling price of CDs. The decrease in revenue from online sales of CDs and other music-related merchandise, as a percentage of total revenues, is primarily attributable to the significant increase in, both absolute dollars and as a percentage of total revenues, online advertising revenues.

      Revenue Concentration. We expect that most of our revenues will continue to be derived from third party advertising agreements like those we have with MPG. During the nine months ended September 30, 2000, MP3.com recognized revenue of $26,845,000, or 46.2% of the total revenues, associated with the MPG agreement. MPG revenues will be distributed between online and offline sources based on a changing percentage from quarter to quarter.

      In July 1999, we entered into an agreement with MPG under which MPG committed to purchase an aggregate of $150 million in advertising, promotion and marketing services from us over three years. In July 1999, we received prepayments from MPG totaling $45 million, which represented payment for these services through the fourth quarter of 2000. In September 2000, we entered into an amended and restated agreement with MPG. The restated agreement extended our relationship with MPG through 2004, and reduced the aggregate amount of services to be purchased by MPG over the life of the agreement (see the revised commitment schedule below). Both MPG and MP3.com believe that the revised commitment schedule will allow for more efficient use of our marketing services for the benefit of MPG and its various related companies. In addition, the restated agreement provides for a more streamlined media management process and creates certain exceptions to the favored pricing granted to MPG under the original agreement. Under the restated agreement, MPG is now committed to purchase an aggregate of $120 million in advertising, promotion and marketing services from us (including the $45 million purchased through the fourth quarter of 2000). The remaining $75 million owed under the restated agreement remains secured by an irrevocable letter of credit. The restated agreement further provides MPG with potential additional financial incentives of up to an aggregate of $5 million (up to $1 million in any one calendar quarter) based on the number of different companies that use our services under the agreement. The financial incentives could result in the reduction of the marketing and promotions commitment during the period incurred.

Quarterly Payment Schedule:	Purchase Amount

(in thousands):

2000

Q4	$13,500

2001

Q1	$15,000

Q2	$12,250

Q3	$12,250

Q4	$12,250

2002

Q1	$6,000

Q2	$5,000

Q3	$5,000

Q4	$5,000

2003

Q1	$300

Q2	$300

Q3	$275

Q4	$275

2004

Q1	$275

Q2	$275

Q3	$275

Q4	$275

Total:	$88,500

      During 1999 and 2000, we have made certain strategic investments and entered into certain marketing and promotion arrangements. In certain circumstances we have recognized revenue in connection with these marketing and promotion arrangements pursuant to our accounting policies. Due to the recent financial uncertainty related to certain strategic investments, we have determined that we are unable to recognize revenue in connection with certain marketing and promotion arrangements until the significant uncertainties have been satisfactorily resolved. These above factors, current financial and economic conditions, and the current litigation could have an adverse effect on MP3.com’s future revenues.

  Cost of Revenues

      Cost of revenues for the nine months ended September 30, 2000 were $11,314,000 or 19.5% of net revenues compared to $2,704,000 or 40.8% of net revenues during the same period a year ago, resulting in gross margins of 80.5% and 59.2%, respectively. The increase in cost of revenues, in absolute dollar amounts, was primarily due to increases in bandwidth requirements, royalties to artists, costs related to contests and sweepstakes, and to a lesser extent an increase in costs related to the “MP3 Summit.” The increase in gross margins was primarily due to a significant amount of the MPG revenues allocated to online advertising, which has higher gross margins. Additionally, revenue from offline contests and sweepstakes typically have increased gross margins when compared to other offline product margins. CD and other music-related merchandise sales typically have lower gross margins which decrease the higher gross margins from online and offline advertising products. MP3.com anticipates that future gross margins will fluctuate depending on changes in its revenue mix and the timing of expenditures in web site and fulfillment operations. Additionally, future gross margins could fluctuate depending on the amount of MPG quarterly revenues allocated between online and offline advertising products. When we begin using certain music and video licenses, we expect to include in cost of revenues amortization of certain royalty licensing arrangements with certain major recording companies that could result in cost of revenues increasing substantially both in absolute dollars and as a percentage of revenue.

  Sales and Marketing

      During the nine months ended September 30, 2000, sales and marketing expense was $42,992,000 or 74.0% of net revenues compared to $12,227,000 or 184.5% of net revenues during the same period a year ago. The increase in sales and marketing expense, in absolute dollar amounts, was primarily due to stock-based charges of approximately $5,758,000 associated with the acceleration of stock option vesting, the cost of our Payback for Playback program of approximately $5,845,000, an increase in sales and marketing payroll and related expenses of approximately $7,588,000, a charge associated with the impairment of certain prepaid marketing expenses related to arrangements with internationally known artists of approximately $2,587,000, new and increased marketing programs of approximately $9,017,000, and costs associated with the growth of our business. Additionally, the increase was reduced by marketing and promotion costs of approximately $2,114,000 associated with the 1999 Alanis Morissette and Tori Amos “5 1/2 Weeks” Summer tour sponsorship, and the contribution of 100,000 shares of our common stock to the MP3 Foundation of $767,000 that were incurred during the third quarter of 1999 but not incurred during the same quarter ended in 2000. The decrease in sales and marketing costs as a percentage of revenues is primarily due to the significant increase in net revenues. MP3.com anticipates that overall sales and marketing expense will continue to increase significantly in the foreseeable future; however, sales and marketing expense as a percentage of net revenues may fluctuate depending on the timing of new marketing programs and the addition of sales and marketing personnel.

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

  Engineering and Product Development

      During the nine months ended September 30, 2000, engineering and product development expense was $17,471,000 or 30.1% of net revenues compared to $3,444,000 or 52.0% of net revenues during the same period a year ago. The increase in the level of engineering and product development expense, in absolute dollar amounts, was primarily due to an increase in payroll and related expenses of approximately $7,913,000, increased computer equipment depreciation of approximately $3,267,000, increased consulting and temporary labor of $926,000, expensed computer supplies and maintenance of approximately $842,000, and costs associated with the growth of MP3.com’s business. The decrease in engineering and product development expense as a percentage of net revenue is primarily due to a significant increase in net revenues. MP3.com anticipates that overall engineering and product development expenses will increase in the foreseeable future; however, engineering and product development expenses as a percentage of net revenues may fluctuate depending on the level of future net revenues and the timing of investments in engineering and product development and hiring.

  General and Administrative

      During the nine months ended September 30, 2000, general and administrative expense was $23,255,000 or 40.0% of net revenues compared to $4,874,000 or 73.5% of net revenues during the same period a year ago. The increase in general and administrative expense, in absolute dollar amounts, was primarily a result of an increase in finance and administrative payroll and related expenses of approximately $6,784,000; increased legal, accounting, and public relations expenses of approximately $4,468,000; insurance costs of approximately $1,509,000; bad debt expense of approximately $1,798,000; goodwill amortization of approximately $975,000; consulting and temporary labor of approximately $1,346,000; and costs associated with the growth of MP3.com’s business. General and administrative expense as a percentage of net revenues decreased primarily due to increased net revenues. MP3.com anticipates that overall general and administrative expenses will increase in the foreseeable future; however, general and administrative expense as a percentage of net revenues may fluctuate depending on the level of future net revenues and the timing of additional investments in general and administrative infrastructure.

  Charge for Litigation and Copyright Matters

      Record Label Lawsuits. On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleged that MP3.com, in connection with certain content available in its My.MP3.com service, made unauthorized copies of tens of thousands of audio CDs in violation of the Copyright Act. On April 28, 2000, the court granted plaintiffs’ motion for summary judgment and held that MP3.com was liable for infringing plaintiffs’ copyrights, and the litigation proceeded with discovery on the issues of willfulness and damages. On May 10, 2000, MP3.com voluntarily disabled the plaintiffs’ content within the My.MP3.com service.

      Between June and August 2000, MP3.com entered into settlement and license agreements with Warner Music Group, BMG Entertainment, Sony Music and Capitol Records, Inc.(EMI), which together represented eight of the ten major recording companies that filed the copyright infringement lawsuit on January 21, 2000. The settlement agreements provide for a settlement amount to be paid in cash by MP3.com in exchange for a release from the settling plaintiffs and their affiliated entities (as defined in the settlement agreements) of all claims related to the January 21, 2000 lawsuit and the My.MP3.com service. Most-favored-nations provisions in these settlement agreements require additional settlement amounts to be paid under certain circumstances. MP3.com made no admission of wrongdoing in connection with these settlements. Subject to certain affirmative obligations of MP3.com and other terms and conditions regarding the implementation of the My.MP3.com service, the license agreements permit MP3.com to utilize recordings owned by Warner Music Group, BMG Entertainment, Sony Music and EMI as part of the My.MP3.com service. The license agreements have terms of approximately three to ten years, and provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from the My.MP3.com service or (ii) a specified amount accrued each time a licensor recording is streamed from My.MP3.com. In addition, the licenses provide for on-going royalty payments based on the number of times a licensor recording is added to My.MP3.com accounts.

      As a result of the settlements described above, the January 21, 2000 copyright infringement lawsuit was limited to a dispute with UMG Recordings, Inc., which represents two of the original plaintiffs. A trial in the case was held from August 28 through September 6, 2000 on the issues of willfulness and damages. After hearing evidence, the court ruled on September 6, 2000 that MP3.com had willfully infringed UMG’s copyrights and awarded damages to UMG in an amount of $25,000 per CD. A trial is scheduled to commence on November 13, 2000 to determine the number of valid copyright registrations held by UMG, and hence the number of CDs for which UMG will be entitled to recover the per CD damage award. Based on information presently available, the maximum number of such registrations is estimated to be between 3,000 and 7,000. Numerous factors could affect the ultimate size of the determination.

      Over the course of 2000, some other independent labels have filed lawsuits against us based on the same set of allegations as the UMG case. These labels include Zomba Recording Corp., Tee Vee Toons, Inc., and

Koch Entertainment and Velvel Records LLC. Additionally, several independent labels have sent us demand letters alleging similar claims.

      Publisher Lawsuits. On March 14, 2000, two large music-publishing companies, MPL Communications, Inc. and Peer International Corporation, filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleged that MP3.com, in connection with its My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act, and that MP3.com, in connection with the streaming of audio content to users of the My.MP3.com service, continued to make unauthorized digital phonorecords in violation of the Copyright Act. The complaint further alleges that MP3.com’s actions constituted unauthorized copying and willful infringement of plaintiffs’ copyrights. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses unauthorized reproductions of plaintiffs’ copyrighted works. Additionally, Zomba Enterprises, Inc. has filed its own music publishing case against us. In view of the court’s rulings in the UMG case, there is a substantial risk that the issues of infringement, fair use, and willfulness may be adjudicated against us in these cases with publishers. This would mean that we would only be able to litigate the issue of damages. A motion has been filed by MPL and Peer to amend their complaint to add many additional copyrighted works to those at issue in the action. On October 17, 2000, MP3.com, the National Music Publishers’ Association, Inc. and its licensing subsidiary, The Harry Fox Agency, Inc. entered into a preliminary agreement that — if approved by individual HFA music publisher-principals — would permit the use of up to one million musical compositions on the My.MP3.com service. In addition, MP3.com, MPL and Peer agreed to settle the March 14, 2000 litigation upon finalization of the preliminary agreement, which requires ratification by individual HFA music publisher-principals. MP3.com, MPL and Peer agreed to stay the March 14, 2000 litigation until the ratification process is completed. Accordingly, the court stayed all proceedings in this litigation until January 2, 2001.

      The proposed, 3-year licensing arrangement provides that MP3.com will pay up to thirty million dollars ($30,000,000) to HFA for the benefit of up to 25,000 music publishers and their songwriter partners as part of two equal funds. One fund will be used to pay HFA publisher-principals for past uses of music on the My.MP3.com service, in exchange for a release from HFA publisher-principals and their affiliated entities of all claims related to the March 14, 2000 lawsuit and the use of their compositions on the My.MP3.com service. The other fund will provide advance payments toward royalties earned under the prospective license. The terms of the prospective license call for a payment of one quarter cent each time a song is streamed on demand to a customer from his or her My.MP3.com locker, along with a one-time fee per track added to the My.MP3.com service.

      Artists’ Class Action. On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleges that the recording company defendants, in their separate lawsuit against MP3.com (filed on January 21, 2000 — see above), are claiming rights in plaintiffs’ recordings that they do not possess. In particular, the complaint alleges that the recording company defendants do not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, do not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and do not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleges that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs ask to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likenesses to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings. This case has been dismissed in its entirety with prejudice at the pleadings stage, and we have been informed that the plaintiffs intend to appeal.

      Settlement Discussions; Charge to Earnings. MP3.com has pursued and continues to actively pursue settlement discussions with the various plaintiffs and claimants in the cases and disputes discussed above. The decision whether to enter into settlement and/or license agreements with each party will be based upon a number of factors related to both the lawsuits and MP3.com’s business in general. We cannot guarantee that we will be able to enter into any additional settlement agreements on terms favorable to MP3.com, if at all, or that any settlement or license agreement will prove beneficial to our business or stockholders. During the quarter ended June 30, 2000, we recorded a charge for litigation and copyright matters of $150.0 million. The charge for litigation and copyright matters represented MP3.com’s estimate of the total costs to be incurred in connection with the resolution of the various litigation and copyright matters associated with the My.MP3.com service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3.com Service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge did not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3.com service, or any additional amounts that might be payable under the most-favored-nations provisions described above. This charge reflected management’s expectations as of July 26, 2000, and was based on currently available information as well as significant assumptions made by management regarding the litigation.

      During the quarter ended September 30, 2000, we recorded an additional charge for litigation and copyright matters of $20.0 million. This additional charge reflects incremental costs that management estimates will be incurred in connection with the resolution of the various litigation and copyright matters associated with the My.MP3.com service. The additional charge and accrual reflect management’s expectations as of the date of this quarterly report and is based on currently available information as well as significant assumptions made by management regarding the various litigation and copyright matters. Although we believe that the expectations and assumptions reflected in this additional charge are reasonable, we cannot guarantee that future events or results will conform to such expectations or assumptions. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all matters could be materially different than those recorded as of September 30, 2000.

      Cash payments for the settlements described above and other payments have reduced the cumulative amount reserved as a result of these charges to $116.9 million as of September 30, 2000. Amounts payable for past issues in connection with the HFA/Peer/MPL agreement described above are included in the remaining amount reserved as of September 30, 2000.

      Although MP3.com has obtained license agreements permitting the use of recordings from BMG Entertainment, Warner Music Group, Sony Music and EMI, we cannot guarantee that MP3.com will be able to secure similar license agreements from any other recording company. Similarly, MP3.com has not yet secured any final publishing license or other affirmative clearance (whether by litigation or otherwise) to utilize within the My.MP3.com service the compositions embodied in the recordings owned by any recording company (including BMG Entertainment, Warner Music Group, Sony Music and EMI), nor can we guarantee that any such license or clearance will ever be obtained. If a final publishing license or other affirmative clearance to utilize such compositions is not obtained, our ability to utilize in the My.MP3.com service recordings from any recording company could be materially and adversely affected.

      Class Action Lawsuits. We and certain of our employees, officers and directors have been named as defendants in several lawsuits alleging violations of the federal securities laws. The complaints, which were filed between September 19, 2000 and September 29, 2000 in the United States District Court for the Southern District of California, each purport to be brought on behalf of a class of stockholders. The complaints allege that we and the other the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our My.MP3.com service and the litigation surrounding the service. The complaint does not specify the dollar amount of damages alleged.

      Derivative Lawsuits. Between September 14, 2000 and September 18, 2000, certain stockholders of MP3.com filed shareholder derivative suits against MP3.com and certain of its employees, officers and directors in the Superior Court of the State of California, County of San Diego. These complaints allege various statutory and common law claims relating to the My.MP3.com service.

      We cannot assure you that we will be successful in ultimately defending any of these lawsuits, and we may be required to pay license fees or substantial damages, including statutory, punitive or other damages that far exceed the resources and overall market capitalization of MP3.com, in which event we might have to significantly limit or terminate our business operations, particularly because our business is not yet profitable. At the rate of $25,000 per work, our aggregate potential liability resulting from all of our copyright litigation proceedings could exceed billions of dollars. If successful, any one of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

  Costs Related to Acquisition Activities

      Acquisition related costs for the first nine months of 2000 were $1,704,000 compared to zero for the same period one year ago. The increase in these costs was a result of certain costs charged to expense associated with the previously announced acquisition of TransComputing International Corporation (“TCI”) d.b.a. seeUthere.com, which was not completed.

  Amortization of Deferred Compensation

      During the nine months ended September 30, 2000, total deferred compensation of $7,796,000 was amortized to expense compared to $15,833,000 during the same period one year ago. Deferred compensation is being amortized over the vesting period of the relevant granted stock options, which is generally four years. The decrease in the amortization is primarily a result of the accelerated amortization method (as provided for in FASB Interpretation No. 28) to amortize deferred compensation, which resulted in a greater amount of amortization expense in the earlier years of the amortization period. Additionally, we recognized the intrinsic value of $369,000 of stock-based compensation during the nine months ended September 30, 1999 that was not present during the same period of 2000.

  Interest Income, Net

      Interest income (net of interest expense) during the nine months ended September 30, 2000 was $14,833,000 compared to $4,836,000 during the same period a year ago. Interest income during the quarter ended September 30, 2000 is directly related to interest earned on cash, cash equivalent balances and marketable securities associated with proceeds of an aggregate of approximately $426,300,000 during 1999 from (i) the issuance of common stock in connection with MP3.com’s initial public offering in July 1999, (ii) the exercise of stock options and a warrant for the purchase of common stock, and (iii) the issuance of Series A, B, and C convertible preferred stock.

  Impairment of Strategic Investments

      During the nine months ended September 30, 2000, MP3.com recorded a reserve of $40,670,000 for the estimated impairment of its strategic investment portfolio and short-term investments. The impairment is associated with a decrease in fair value of certain strategic investments and an investment classified as short-term investments where the decrease in the fair market value of the stock is considered other than temporary.

  Provision for Income Taxes

      Due to the loss form operations for both book and tax purposes, no provision or benefit for income taxes was recorded for the first nine months of 2000 and 1999. Currently, we provide a valuation allowance for all future tax benefits.

  Minority Interest in Losses of an Unconsolidated Subsidiary

      Minority interest in the losses of an unconsolidated subsidiary during the nine months ended September 30, 2000 was $1,668,000 compared to zero for the same period a year ago. The increase in minority interest in the loss of an unconsolidated subsidiary is directly related to mp3radio.com, our former joint venture with Cox Interactive Media, Inc., and reflects expenses incurred to grow the mp3radio.com business and to transition the business to San Diego, California.

      In April 2000, MP3.com agreed to purchase the remaining 53.5% ownership of mp3radio.com, a joint venture with Cox Interactive Media, Inc., and paid approximately $4 million in cash. During the transition period ending June 30, 2000, the costs of relocating the joint venture’s operations to San Diego were shared pro rata based upon the parties’ existing ownership percentages and included in minority interest in losses of an unconsolidated subsidiary. The acquisition was completed during the third quarter of 2000 and was accounted for under the purchase method of accounting. The excess purchase price over fair value of net assets acquired was generally allocated to assembled work force; URL’s, trademarks and names; a radio station agreement; and goodwill. The excess purchase price over fair value of the assets acquired of $4.0 million was allocated to certain assets and amortized over twelve to twenty-four months using the straight-line method.

Liquidity and Capital Resources

Overview

      To date, MP3.com has generated cash from internal operations, proceeds from the sale of convertible preferred stock, the proceeds from its initial public offering and, to a lesser extent, the exercise of stock options and equipment financing through a line of credit. As of September 30, 2000, MP3.com had approximately $235,986,000 in cash, cash equivalents and marketable securities.

Operating Activities

      Net cash used in operating activities during the nine months ended September 30, 2000 was approximately $79,715,000, consisting primarily of the following:

•	net loss of approximately $243,905,000;

•	amortization of deferred compensation of approximately $7,846,000;

•	depreciation of property and equipment and amortization of goodwill of approximately $5,513,000;

•	amortization of stock based marketing costs of approximately $3,142,000;

•	stock-based charges associated with the acceleration of stock option vesting of approximately $6,471,000;

•	impairment of strategic investments of $40,670,000;

•	a charge for litigation and copyright matters of $170,000,000;

•	an increase in prepaid expenses and other assets of approximately $2,280,000;

•	a decrease in accounts payable of approximately $1,276,000;

•	a net decrease in accrued expenses and accrued amounts for copyright claims of approximately $41,246,000; and

•	a decrease in deferred revenue of approximately $25,530,000.

Investing Activities

      Net cash provided by investing activities during the nine months ended September 30, 2000 was approximately $71,641,000, consisting primarily of net maturities of marketable securities of $167,176,000 reduced by property and equipment expenditures of $10,620,000, purchases of strategic equity investments of approximately $39,738,000, issuance of a note receivable of $4,000,000, prepaid multimedia content royalties of $35,500,000, and the acquisition of the remaining 53.5% of mp3radio.com of $3,816,000.

Financing Activities

      Net cash used in financing activities during the nine months ended September 30, 2000 was approximately $1,907,000, consisting primarily of the repurchase of common stock from an executive officer offset by the exercise of stock options.

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

Future Capital Requirements

      MP3.com believes that its cash and cash equivalent balances and marketable securities will be sufficient to satisfy its cash requirements for at least the next 12 months, including certain litigation settlement payments that may be required in connection with claims related to our My.MP3.com service to the extent we have accrued such amounts as of September 30, 2000. MP3.com intends to invest its cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

      MP3.com may need to raise additional capital if it expands more rapidly than initially planned, to develop new or enhanced products and/or services, to pay any damage awards or settlement costs related to our current litigation proceedings, to respond to competitive pressures or to acquire complementary products, content, businesses or technologies. If additional funds are raised through the sale of equity or convertible debt securities, the percentage ownership of MP3.com’s stockholders will be reduced, its stockholders may experience additional dilution and these securities may have rights, preferences or privileges senior to those of its stockholders. There can be no assurance that additional financing will be available at all or on terms favorable to MP3.com. If adequate funds are not available or are not available on acceptable terms, MP3.com’s ability to fund its expansion, take advantage of unanticipated opportunities, develop or enhance products or services, pay unexpected damage awards or otherwise respond to competitive pressures could be significantly limited. MP3.com’s business may be harmed by these limitations.

Commitments

      In July 1999, we entered into an agreement with Montaigne Participations Et Gestion (“MPG”) (formally named Groupe Arnault) under which MPG committed to purchase an aggregate of $150 million in advertising, promotion and marketing services from us over three years. In July 1999, we received prepayments from MPG totaling $45 million, which represented payment for these services through the fourth quarter of 2000. In September 2000, we entered into an amended and restated agreement with MPG. The restated agreement extended our relationship with MPG through 2004, and reduced the aggregate amount of services to be purchased by MPG over the life of the agreement (see the revised commitment schedule below). Both MPG and MP3.com believe that the revised commitment schedule will allow for more efficient use of our marketing services for the benefit of MPG and its various related companies. In addition, the restated agreement provides for a more streamlined media management process and creates certain exceptions to the favored pricing granted to MPG under the original agreement. Under the restated agreement, MPG is now committed to purchase an aggregate of $120 million in advertising, promotion and marketing services from us (including the $45 million purchased through the fourth quarter of 2000). The remaining $75 million owed under the restated agreement remains secured by an irrevocable letter of credit. The restated agreement further provides MPG with potential additional financial incentives of up to an aggregate of $5 million (up to $1 million in any one calendar quarter) based on the number of different companies that use our services under the agreement. The financial incentives could result in the reduction of the marketing and promotions commitment beginning with the latest period.

Quarterly Payment Schedule	Purchase Amount

(in thousands)

2000

Q4	$13,500

2001

Q1	$15,000

Q2	$12,250

Q3	$12,250

Q4	$12,250

2002

Q1	$6,000

Q2	$5,000

Q3	$5,000

Q4	$5,000

2003

Q1	$300

Q2	$300

Q3	$275

Q4	$275

2004

Q1	$275

Q2	$275

Q3	$275

Q4	$275

Total	$88,500

      During 1999 and 2000, we have made certain strategic investments and entered into certain marketing and promotion arrangements. In certain circumstances we have recognized revenue in connection with these marketing and promotion arrangements pursuant to our accounting policies. Due to the recent financial uncertainty related to certain strategic investments, we have determined that we are unable to recognize revenue in connection with certain marketing and promotion arrangements until the significant uncertainties have been satisfactorily resolved. These above factors, current financial and economic conditions, and the current litigation could have an adverse effect on MP3.com’s future revenues.

Risks Related To Our Business Model

We Are Currently Engaged In A Number Of Ongoing Lawsuits Relating To Our My.MP3.com Service, Which May Result In Monetary Damages Substantially Greater Than Our Overall Market Capitalization And The Discontinuation Or Interruption Of Services To Our Consumers.

      We are currently a named defendant in a number of lawsuits, including an action initially brought by ten major music recording companies, a lawsuit filed by two major music publishing companies, an artist’s class-action lawsuit in which we are named as co-defendants with several major recording companies, lawsuits brought by independent record companies (each alleging that, among other things, portions of our My.MP3.com and related services violated their respective copyrights and/or misappropriated artists’ names and likenesses), several class action lawsuits alleging securities law violations, and certain derivative lawsuits alleging statutory and common law claims.

      As of September 30, 2000, we have only reached settlement with four major recording companies, which together represent eight plaintiffs in the lawsuit brought by the ten major music recording companies. We cannot assure you that we will be successful in reaching settlements with any additional parties to such litigation proceedings or in defending these lawsuits, and we may be required to pay license fees or substantial damages, including punitive, statutory or other damages that far exceed the resources and overall market capitalization of our company, in which event we might have to significantly limit or terminate our business operations, particularly because our business is not yet profitable. Moreover, MP3.com has not yet secured any final publishing license or other affirmative clearance to utilize within the My.MP3.com service the compositions embodied in the recordings owned by any recording company (including those with whom we have reached settlement agreements), nor can we guarantee that any such license or clearance will ever be obtained. If a final publishing license or other affirmative clearance to utilize such compositions is not obtained, our ability to utilize in the My.MP3.com service recordings from any recording company could be materially and adversely affected. At the maximum statutory rate of $150,000 per work, our aggregate potential liability resulting from all of our litigation proceedings could exceed billions of dollars. If successful, any one of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

      During the quarter ended September 30, 2000, we recorded an additional charge for litigation and copyright matters of $20.0 million. This additional charge reflects incremental costs that management estimates will be incurred in connection with the resolution of the various litigation and copyright matters associated with the My.MP3.com service. The additional charge and accrual reflect management’s expectations as of the date of this quarterly report and is based on currently available information as well as significant assumptions made by management regarding the various litigation and copyright matters. Although we believe that the expectations and assumptions reflected in this additional charge are reasonable, we cannot guarantee that future events or results will conform to such expectations or assumptions. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all matters could be materially different than those recorded as of September 30, 2000.

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

      We currently are experiencing a period of rapid expansion in our web site traffic, personnel, facilities and infrastructure. For example, the number of monthly page views on our web site increased approximately 51.52% from the month of December 1999 to the month of September 2000. Our number of employees increased from eight on December 31, 1998, to 274 on December 31, 1999, to 334 on September 30, 2000. We expect further significant expansion will be required to address potential growth in our artist and consumer bases, the breadth of our product and service offerings, and other opportunities. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Our Continued Reliance On Revenue From Advertising May Not Provide Sufficient Financial Returns For Our Business To Grow Or Survive. We Currently Depend On A Small Group Of Customers For Our Advertising Revenue.

      Although our business model contemplates multiple sources of revenue, we anticipate that in the foreseeable future we will depend substantially on revenue from advertising. During the third quarter of 2000, revenue from advertising accounted for 96.6% of our net revenues, a higher percentage than the same period the previous year. We currently depend on a small group of customers for our revenue from advertising. During the third quarter of 2000, one customer accounted for approximately 56.2% of net revenues, and our top ten customers accounted for approximately 82.3% of net revenues. We expect that most of our revenues will continue to be derived from third party advertising agreements like those we have with MPG, Buy.com and Voquette. If any of these important customers were to leave us, our business could be harmed. Our revenues may also be adversely affected by the future insolvency of major customers within the volatile Internet and software industries. If we do not increase revenue from online advertising, our business may not grow or survive. Increasing our revenue from online advertising depends largely on our ability to:

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

A Substantial Portion Of Our Revenues And Revenue Growth For At Least The Next Two Years Will Come From MPG. If This Relationship Is Prematurely Terminated, Modified Substantially Or Is Not Renewed, Or If Other Significant Sources Of Revenue Are Not Developed, We May Not Have Sufficient Revenues To Sustain Our Growth And Our Stock Price May Fall.

      In July 1999, we entered into an advertising, promotion and marketing agreement with MPG. This agreement was amended effective September 2000. We anticipate that for at least the next two years a substantial portion of our revenues will come from sales of our advertising, promotion and marketing services under this agreement. MPG is under no obligation to renew its relationship with us after the current agreement terminates at the end of December 2004 or to increase its advertising commitments with us when they significantly decrease under the agreement at the end of December 2001. Historically, most of our revenue sources have not provided for a similarly-scheduled growth (or decrease) in revenues. If we do not develop significant additional revenue sources in the future, our business will be substantially dependent on the

MPG agreement. Moreover, if MPG does not increase its advertising commitments with us when they significantly decrease under the agreement at the end of December 2001 or renew its relationship after termination of the current agreement at the end of December 2004, our revenues or growth rate may decline in periods subsequent to the end of the current agreement. In addition, if the parties agree to terminate or to substantially modify the agreement prior to its scheduled termination, our revenues, growth rate and stock price may also drop dramatically. We cannot guarantee that we will be able to develop enough additional revenue to offset the loss of revenues that would result in the absence or the significant modification of our agreement with MPG, or that the other revenue sources we may develop will be sufficient to maintain our rate of revenue growth. If any of the aforementioned risks causes our revenues or our revenue growth rate to be substantially reduced, we may not have sufficient revenues to support our business and the market price of our stock may fall.

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

      Our success depends on having a web site that offers high quality and diverse music choices, all of which come from outside artists. Our failure to attract and retain artists who can provide us with music and other content would limit the overall quality and quantity of the offerings on our web site and harm our business. Because our contracts with artists are, with few exceptions, non-exclusive and can be terminated by the artist at any time, our retention of artists requires that we offer sufficient benefits, including artist services and artist- oriented content, to encourage them to continue providing us with content. If we are not able to maintain our ability to serve and provide valuable tools to artists, artists may leave our web site and remove their music and other content. This could also prevent us from attracting new artists. We may also lose artists who gain recognition on our web site and then are recruited by or attracted to the traditional music industry. The loss of artists and the inability to attract new artists would impair our ability to generate advertising revenue targeted to our artist community and generate CD revenues.

Our Brand Name And Revenues Could Be Damaged If The Music Provided By Lesser-Known Artists Fails To Meet Consumer Expectations.

      Although most of the artists that post music on our web site are not bound by record contracts, some artists, including most internationally-recognized artists, typically sign multi-year exclusive recording contracts that may prevent them from posting music on our web site. To post music on our web site, these artists must typically get permission from their record company. As a result, our access to internationally-recognized artists and our ability to distribute their music or place their music on our web site and on our DAM CDs is limited. For this reason, and because of the emphasis of our business model on under-served artists, we expect our music to continue to concentrate principally on lesser-known and local artists. If the music provided by these lesser-known and local artists fails to meet consumer expectations, our brand name could be damaged and our business may not generate sufficient revenues to survive.

Development Of New Standards For The Electronic Delivery Of Music May Diminish Our Brand Identity And Disrupt The Way We Do Business.

      We currently rely on mp3 technology for both brand identity and as a delivery method for the digital distribution of music. Mp3 is an open standard adopted by the Moving Picture Experts Group that makes music files smaller. We do not own or control mp3 technology. The onset of competing industry standards for the electronic delivery of music could significantly affect the way we operate our business as well as the public’s perception of MP3.com as a company. For example, some of the major recording studios have devoted resources to develop a universal standard for the electronic delivery of music, called the Secure Digital Music Initiative, or SDMI. This delivery method may be available during 2000. In addition, major corporations including Microsoft Corporation, IBM Corporation, AT&T Corp. and Sony Corporation have launched efforts to establish proprietary audio formats that will compete with the mp3 format. Some competitive formats offer security and features that track the number of copies made. The mp3 technology we currently use does not offer these features. These features are especially popular among groups associated with the traditional music industry, and are being promoted by some of our competitors. Widespread industry and consumer acceptance of any of these audio formats could significantly harm our business if we are unable to adapt and respond to these changing standards. Although we are not tied exclusively to the use of mp3 technology or to any other specific standard for the electronic delivery of music, if a proprietary, or closed, music delivery format receives widespread industry and consumer acceptance, we may be required to license additional technology and information from third parties in order to adopt that format. We cannot assure you that this third-party technology and information will be available to us on commercially reasonable terms, if at all. Any failure to obtain any of these technology and information licenses or to successfully reconfigure our music library to support these technologies could prevent us from making our music available in the most widely accepted formats, which could make our offerings less popular or inaccessible to both consumers and artists and thus harm our business.

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

We Expect Net Losses In The Future And May Never Achieve Profitability, Which May Cause Our Stock Price To Fall.

      In 1999 and the first nine months of 2000, we had a net loss of approximately $42.5 and $243.9 million, respectively. We expect substantial net losses and negative cash flow for the foreseeable future. We believe it is critical to our long term success that we continue to develop MP3.com brand awareness and loyalty through marketing and promotion, expand our artist and consumer networks, develop our online content and expand our other services. We expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing and product development. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve or sustain profitability and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

  Unless We Obtain Additional Financing, We May Not Be Able To Meet Our Strategic Business Objectives.

      Our available cash and equivalents and short and long-term investments in marketable securities are expected to be sufficient to meet our cash requirements for at least the next 12 months including certain litigation settlement payments that may be required in connection with claims related to our My.Mp3.com service to the extent we have accrued such amounts as of September 30, 2000. However, we may need to raise additional funds in order to:

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

Substantial Future Sales Of Our Common Stock In The Public Market Could Cause Our Stock Price To Fall.

      Sales of a large number of shares of our common stock in the public market or the perception that such sales could occur could cause the market price of our common stock to drop. The majority of our shares are freely transferable without restriction or registration under the Securities Act of 1933, unless such shares are held by our affiliates, as that term is defined in Rule 144 under the Securities Act. We are filing a registration statement on Form S-8 with the Securities and Exchange Commission covering an additional 10,600,000 shares of common stock reserved for issuance under our 1998 and 2000 equity incentive plans and for options issued outside such plans. Once issued, any shares registered on such Form S-8 registration statement may be freely transferable without restriction or registration under the Securities Act of 1933, with the exception of certain shares held by our affiliates, as that term is defined in Rule 144 under the Securities Act. Sales of common stock by existing stockholders in the public market, or the availability of such shares for sale, could adversely affect the market price of the common stock.

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

      We plan to use consumer data to expand, refine and target our marketing and sales efforts. We collect most of our data from users who report information to us as they conduct transactions on our web site. If a large proportion of users impede our ability to collect data or if they falsify data, our marketing and sales efforts would be less effective since advertisers generally require detailed demographic data on their target audiences. In addition, laws relating to privacy and the use of the Internet to collect personal information, including strict laws relating to collecting information from children, could limit our ability to collect data and utilize our database. Failure to collect accurate and useful data could result in a substantial reduction in advertising revenues, which represented 96.4% of our total revenues during the first nine months of 2000. Because we use e-mail for direct marketing, any legislative or consumer efforts to regulate unsolicited bulk e-mails, commonly referred to as “spam,” as well as other laws regulating the use of e-mail, could significantly impair our sales and marketing efforts and our associated advertising revenue.

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

      Our future success will depend on our ability to attract, train, retain and motivate other highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers, web designers and advertising sales personnel, and we may be unable to successfully attract sufficiently qualified personnel. Substantially all of our employees have joined us since 1999. If we cannot integrate these employees into our business, we will not be able to effectively manage our growth. Also, our inability to hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of our programs, products and services.

We Must Continue To Upgrade Our Technology Infrastructure, Or We Will Be Unable To Effectively Meet Demand On Our Web Site.

      In the third quarter of 2000, an average of approximately 42.8 gigabytes of musical content was added to our web site each week and the number of monthly page views to our web site increased approximately 51.5% from the month of December 1999 to the month of September 2000. We must continue to add hardware and enhance software to accommodate the increased content and use of our web site. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our web site may become unstable and may fail to operate for unknown periods of time. Unscheduled downtime could harm our business and also could discourage users of our web site and reduce future revenues.

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

We May Lose Visitors To Our Web Site And Lose Revenues If Our Online Security Measures Fail.

      If the security measures that we use to protect personal information are ineffective, we may lose visitors to our web site that could reduce our revenues. We rely on security and authentication technology licensed from third parties. With this technology, we perform real-time credit card authorization and verification. We cannot predict whether new technological developments could allow these security measures to be circumvented. In addition, our software, databases and servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to spend significant resources to protect against security breaches or to alleviate problems caused by any breaches. We cannot assure that we can prevent all security breaches.

Risks Related To Government Regulation, Content and Intellectual Property

  Government Regulation May Require Us To Change The Way We Do Business.

      The laws and regulations that govern our business change rapidly. Although our operations are currently based in California, the United States government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. Furthermore, we anticipate entering into agreements with international entities and possibly conducting material business activities in foreign jurisdictions. Evolving areas of law that are relevant to our business include privacy and data collection laws, proposed encryption laws, content regulation and sales and use tax laws and regulations. Because of this rapidly evolving and uncertain regulatory environment, both domestically and internationally, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business.

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

      Our intellectual property includes our trademarks and copyrights, proprietary software, and other proprietary rights. We believe that our intellectual property is important to our success and our competitive position, and we try to protect it. However, our efforts may be inadequate. We do not have a registered trademark for the “MP3.com” name and may not be able to prevent others from using “mp3” or “MP3.com.” Use of the “MP3.com” name by others could dilute our brand identity and confuse the market. In addition, our ability to conduct our business may be harmed if others claim we violate their intellectual property rights. For example, certain entities have asserted that many online music providers, including MP3.com, violate patent rights that they allegedly own covering forms of distribution of music over the Internet (including the sale of digital downloads and certain music streaming technologies). If successful, these claims, or similar claims by others, could seriously harm our business by forcing us to cease using important intellectual property or requiring us to pay monetary damages. Even if unsuccessful, these claims could harm our business by damaging our reputation, requiring us to incur legal costs and diverting management’s attention away from our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain a portfolio of cash equivalents and marketable securities, including U.S. government agencies, corporate debt securities, commercial paper, and money market funds. As of September 30, 2000, approximately 98.4% of our total portfolio matures in one year or less, with the remainder maturing in less than two years.

      Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at September 30, 2000.

      The following table presents the fair value balances of our cash equivalents and short-term investments that are subject to interest rate risk as of June 30, 2000 (dollars in thousands):

	Maturing Less	Maturing Greater
	Than 1 Year	Than 1 Year

Cash equivalents	$179,803	$—

Average interest rates	6.60%	—

Short term investments, excluding equity investments	$48,788	$4,002

Average interest rates	6.63%	7.05%

      As of September 30, 2000, we held one derivative financial instrument, a warrant to purchase 1.5 million shares of Cinram International, Inc., and one marketable equity investment. The deemed fair value of the warrant and equity investment were $5,647,000. In addition, we had no outstanding bank debt as of September 30, 2000.

Foreign Currency Risk

      Currently, all of MP3.com, Inc.’s sales and a significant portion of its expenses are denominated in U.S. dollars and, as a result, MP3.com has experienced an insignificant amount of foreign exchange gains and losses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

      Record Label Lawsuits. On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com, Inc. (“MP3.com”, the “Company”, “we”, or “us”) in the United States District Court for the Southern District of New York. The complaint alleged that MP3.com, in connection with certain content available in its My.MP3.com service, made unauthorized copies of tens of thousands of audio CDs in violation of the Copyright Act. On April 28, 2000, the court granted plaintiffs’ motion for summary judgment and held that MP3.com was liable for infringing plaintiffs’ copyrights, and the litigation proceeded with discovery on the issues of willfulness and damages. On May 10, 2000, MP3.com voluntarily disabled the plaintiffs’ content within the My.MP3.com service.

      Between June and August 2000, MP3.com entered into settlement and license agreements with Warner Music Group, BMG Entertainment, Sony Music and Capitol Records, Inc.(EMI), which together represented eight of the ten major recording companies that filed the copyright infringement lawsuit on January 21, 2000. The settlement agreements provide for a settlement amount to be paid in cash by MP3.com in exchange for a release from the settling plaintiffs and their affiliated entities (as defined in the settlement agreements) of all claims related to the January 21, 2000 lawsuit and the My.MP3.com service. Most-favored-nations provisions in these settlement agreements require additional settlement amounts to be paid under certain circumstances. MP3.com made no admission of wrongdoing in connection with these settlements. Subject to certain affirmative obligations of MP3.com and other terms and conditions regarding the implementation of the My.MP3.com service, the license agreements permit MP3.com to utilize recordings owned by Warner Music Group, BMG Entertainment, Sony Music and EMI as part of the My.MP3.com service. The license agreements have terms of approximately three to ten years, and provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from the My.MP3.com service or (ii) a specified amount accrued each time a licensor recording is streamed from My.MP3.com. In addition, the licenses provide for on-going royalty payments based on the number of times a licensor recording is added to My.MP3.com accounts.

      As a result of the settlements described above, the January 21, 2000 copyright infringement lawsuit was limited to a dispute with UMG Recordings, Inc., which represents two of the original plaintiffs. A trial in the case was held from August 28 through September 6, 2000 on the issues of willfulness and damages. After hearing evidence, the court ruled on September 6, 2000 that MP3.com had willfully infringed UMG’s copyrights and awarded damages to UMG in an amount of $25,000 per CD. A trial is scheduled to commence on November 13, 2000 to determine the number of valid copyright registrations held by UMG, and hence the number of CDs for which UMG will be entitled to recover the per CD damage award. Based on information presently available, the maximum number of such registrations is estimated to be between 3,000 and 7,000. Numerous factors could affect the ultimate size of the determination.

      Over the course of 2000, some other independent labels have filed lawsuits against us based on the same set of allegations as the UMG case. These labels include Zomba Recording Corp., Tee Vee Toons, Inc., and Koch Entertainment and Velvel Records LLC. Additionally, several independent labels have sent us demand letters alleging similar claims.

      Publisher Lawsuits. On March 14, 2000, two large music-publishing companies, MPL Communications, Inc. and Peer International Corporation, filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York. The complaint alleged that MP3.com, in connection with its My.MP3.com service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act, and that MP3.com, in connection with the streaming of audio content to users of the My.MP3.com service, continued to make unauthorized digital phonorecords in violation of the Copyright Act. The complaint further alleges that MP3.com’s actions constituted unauthorized copying and willful infringement of plaintiffs’ copyrights. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3.com service or any other service that uses unauthorized reproductions of plaintiffs’ copyrighted works. Additionally, Zomba

Enterprises, Inc. has filed its own music publishing case against us. In view of the court’s rulings in the UMG case, there is a substantial risk that the issues of infringement, fair use, and willfulness may be adjudicated against us in these cases with publishers. This could mean that we would only be able to litigate the issue of damages. A motion has been filed by MPL and Peer to amend their complaint to add many additional copyrighted works to those at issue in the action. On October 17, 2000, MP3.com, the National Music Publishers’ Association, Inc. and its licensing subsidiary, The Harry Fox Agency, Inc. entered into a preliminary agreement that — if approved by individual HFA music publisher-principals — would permit the use of up to one million musical compositions on the My.MP3.com service. In addition, MP3.com, MPL and Peer agreed to settle the March 14, 2000 litigation upon finalization of the preliminary agreement, which requires ratification by individual HFA music publisher-principals. MP3.com, MPL and Peer agreed to stay the March 14, 2000 litigation until the ratification process is completed. Accordingly, the court stayed all proceedings in this litigation until January 2, 2001.

      The proposed, 3-year licensing arrangement provides that MP3.com will pay up to thirty million dollars ($30,000,000) to HFA for the benefit of up to 25,000 music publishers and their songwriter partners as part of two equal funds. One fund will be used to pay HFA publisher-principals for past uses of music on the My.MP3.com service, in exchange for a release from HFA publisher-principals and their affiliated entities of all claims related to the March 14, 2000 lawsuit and the use of their compositions on the My.MP3.com service. The other fund will provide advance payments toward royalties earned under the prospective license. The terms of the prospective license call for a payment of one quarter cent each time a song is streamed on demand to a customer from his or her My.MP3.com locker, along with a one-time fee per track added to the My.MP3.com service.

      Artists’ Class Action. On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleges that the recording company defendants, in their separate lawsuit against MP3.com (filed on January 21, 2000 — see above), are claiming rights in plaintiffs’ recordings that they do not possess. In particular, the complaint alleges that the recording company defendants do not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, do not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and do not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleges that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs ask to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likenesses to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings. This case has been dismissed in its entirety with prejudice at the pleadings stage, and we have been informed that the plaintiffs intend to appeal.

      Settlement Discussions; Charge to Earnings. MP3.com has pursued and continues to actively pursue settlement discussions with the various plaintiffs and claimants in the cases and disputes discussed above. The decision whether to enter into settlement and/or license agreements with each party will be based upon a number of factors related to both the lawsuits and MP3.com’s business in general. We cannot guarantee that we will be able to enter into any additional settlement agreements on terms favorable to MP3.com, if at all, or that any settlement or license agreement will prove beneficial to our business or stockholders. During the quarter ended June 30, 2000, we recorded a charge for litigation and copyright matters of $150.0 million. The charge for litigation and copyright matters represented MP3.com’s estimate of the total costs to be incurred in connection with the resolution of the various litigation and copyright matters associated with the My.MP3.com service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3.com Service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge did not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3.com service, or any additional amounts that might be payable under the most-favored-

nations provisions described above. This charge reflected management’s expectations as of July 26, 2000, and was based on currently available information as well as significant assumptions made by management regarding the litigation.

      During the quarter ended September 30, 2000, we recorded an additional charge for litigation and copyright matters of $20.0 million. This additional charge reflects incremental costs that management estimates will be incurred in connection with the resolution of the various litigation and copyright matters associated with the My.MP3.com service. The additional charge and accrual reflect management’s expectations as of the date of this quarterly report and is based on currently available information as well as significant assumptions made by management regarding the various litigation and copyright matters. Although we believe that the expectations and assumptions reflected in this additional charge are reasonable, we cannot guarantee that future events or results will conform to such expectations or assumptions. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all matters could be materially different than those recorded as of September 30, 2000.

      Cash payments for the settlements discussed above and other payments have reduced the cumulative amount reserved as a result of these charges to $116.9 million as of September 30, 2000. Amounts payable for past issues in connection with the HFA/Peer/MPL agreement described above are included in the remaining amount reserved as of September 30, 2000.

      Although MP3.com has obtained license agreements permitting the use of recordings from BMG Entertainment, Warner Music Group, Sony Music and EMI, we cannot guarantee that MP3.com will be able to secure similar license agreements from any other recording company. Similarly, MP3.com has not yet secured any final publishing license or other affirmative clearance (whether by litigation or otherwise) to utilize within the My.MP3.com service the compositions embodied in the recordings owned by any recording company (including BMG Entertainment, Warner Music Group, Sony Music and EMI), nor can we guarantee that any such license or clearance will ever be obtained. If a final publishing license or other affirmative clearance to utilize such compositions is not obtained, our ability to utilize in the My.MP3.com service recordings from any recording company could be materially and adversely affected.

      Class Action Lawsuits. We and certain of our employees, officers and directors have been named as defendants in several lawsuits alleging violations of the federal securities laws. The complaints, which were filed between September 19, 2000 and September 29, 2000 in the United States District Court for the Southern District of California, each purport to be brought on behalf of a class of stockholders. The complaints allege that we and the other the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our My.MP3.com service and the litigation surrounding the service. The complaint does not specify the dollar amount of damages alleged.

      Derivative Lawsuits. Between September 14, 2000 and September 18, 2000, certain stockholders of MP3.com filed shareholder derivative suits against MP3.com and certain of its employees, officers and directors in the Superior Court of the State of California, County of San Diego. These complaints allege various statutory and common law claims relating to the My.MP3.com service.

      We cannot assure you that we will be successful in ultimately defending any of these lawsuits, and we may be required to pay license fees or substantial damages, including statutory, punitive or other damages that far exceed the resources and overall market capitalization of MP3.com, in which event we might have to significantly limit or terminate our business operations, particularly because our business is not yet profitable. At the rate of $25,000 per week, our aggregate potential liability resulting from all of our copyright litigation proceedings could exceed billions of dollars. If successful, any one of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Item 2. Changes in Securities and Use of Proceeds

Changes in Securities

      None.

Use of Proceeds

      MP3.com’s registration statement (No. 333-78545) under the Securities Act for its initial public offering (the “Registration Statement”) was declared effective by the SEC on July 20, 1999. Offering proceeds, net of aggregate expenses of approximately $20.6 million, were approximately $360.4 million. As of September 30, 2000, MP3.com has used the net proceeds of $360.4 million as follows: approximately $55.8 million of the net offering proceeds for working capital paid directly or indirectly to third parties; approximately $5.0 million for the purchase or installation of machinery and equipment; approximately $12.0 million for the purchase of various strategic investments and issuance of a note receivable; approximately $24.6 million for the settlement of certain litigation and copyright matters; approximately $23.0 million for prepaid multimedia content royalties; approximately $4.0 million for the acquisition of the remaining 53.5% of MP3Radio.com; and approximately $236.0 million for the purchase of temporary investments in corporate commercial paper and notes, U.S. government and agency notes, and money market funds. No payments were made to directors, officers, or affiliates of the Company or owners of 10% or more of the outstanding Shares of Common Stock of the Company, other than compensation payments to officers of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the security holders.

Item 5. Other Information

      In July 1999, we entered into an agreement with Montaigne Participations Et Gestion (“MPG”) (formally named Groupe Arnault) under which MPG committed to purchase an aggregate of $150 million in advertising, promotion and marketing services from us over three years. In July 1999, we received prepayments from MPG totaling $45 million, which represented payment for these services through the fourth quarter of 2000. In September 2000, we entered into an amended and restated agreement with MPG. The restated agreement extended our relationship with MPG through 2004, and reduced the aggregate amount of services to be purchased by MPG over the life of the agreement (see the revised commitment schedule below). Both MPG and MP3.com believe that the revised commitment schedule will allow for more efficient use of our marketing services for the benefit of MPG and its various related companies. In addition, the restated agreement provides for a more streamlined media management process and creates certain exceptions to the favored pricing granted to MPG under the original agreement. Under the restated agreement, MPG is now committed to purchase an aggregate of $120 million in advertising, promotion and marketing services from us (including the $45 million purchased through the fourth quarter of 2000). The remaining $75 million owed under the restated agreement remains secured by an irrevocable letter of credit. The restated agreement further provides MPG with potential additional financial incentives of up to an aggregate of $5 million (up to $1 million in any one calendar quarter) based on the number of different companies that use our services under the agreement. The financial incentives could result in the reduction of the marketing and promotions commitment beginning with the latest period.

Quarterly Payment Schedule	Purchase Amount

(in thousands)

1999

Q4	$5,000

2000

Q1	$6,500

Q2	$8,500

Q3	$11,500

Q4	$13,500

2001

Q1	$15,000

Q2	$12,250

Q3	$12,250

Q4	$12,250

2002

Q1	$6,000

Q2	$5,000

Q3	$5,000

Q4	$5,000

2003

Q1	$300

Q2	$300

Q3	$275

Q4	$275

2004

Q1	$275

Q2	$275

Q3	$275

Q4	$275

Total	$120,000

      On October 18, 2000, Theodore W. Waitt resigned from our Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:

Exhibit 10.17†	—	Amended and Restated Advertising, Promotion and Marketing Agreement dated September 29, 2000 between the Company and Montaigne Participations Et Gestion (formerly Groupe Arnault)
Exhibit 10.28†	—	Settlement Agreement dated July 26, 2000 between the Company and Capitol Records, Inc. (“EMI”)
Exhibit 10.29†	—	License Agreement dated July 26, 2000 between the Company and Virgin Holdings, Inc. (“EMI”)
Exhibit 10.30†	—	Settlement Agreement dated August 17, 2000 between the Company and Sony Music Entertainment Inc.
Exhibit 27.1	—	Financial Data Schedule.

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

Date: October 19, 2000