Form 10-K405
period 2000-12-31
MP3 COM INC
filed 2001-02-01
CIK 1078073

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____.

Commission File Number 000-26697
MP3.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0840026 (I.R.S. Employer Identification No.)

4790 Eastgate Mall, San Diego, CA (Address of principal executive offices)	92121-1970 (Zip Code)

(858) 623-7000
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates computed by using the closing price for the Common Stock as quoted by the Nasdaq Stock Market as of December 31, 2000 was approximately $115,241,000.*

As of December 31, 2000 there were 68,529,044 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s proxy statement filed in connection with the solicitation of proxies for its 2001 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K. Certain Exhibits filed with the Registrant’s Registration Statement Form S-1 (333-78545), Form 10-K for the Year Ended December 31, 1999 and Form 10-Q for each of the quarters ended September 30, 1999, March 30, 2000, June 30 2000 and September 30, 2000 are incorporated by reference into Part IV of this Form 10-K.

*	Excludes 36,464,340 shares of Common Stock held or beneficially held by directors and executive officers and stockholders whose ownership exceeds ten percent of the shares outstanding on December 31, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

MP3.com, Inc.

		Page

	PART I

Item 1.	Business	3

Item 2.	Properties	42

Item 3.	Legal Proceedings	43

Item 4.	Submission of Matters to a Vote of Securities Holders	46

	PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	47

Item 6.	Selected Financial Data	48

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	63

Item 8.	Financial Statements and Supplementary Data	64

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	89

	PART III

Item 10.	Directors and Executive Officers of the Registrant	89

Item 11.	Executive Compensation	89

Item 12.	Security Ownership of Certain Beneficial Owners and Management	89

Item 13.	Certain Relationships and Related Transactions	89

	PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	89

	Exhibit Index

	Signatures

PART I

This document contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions and reflect our expectations and assumptions as of the date of this annual report based on currently available operating financial and competitive information.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events or results, levels of activity, performance or achievements, all of which may differ materially. We urge you to carefully review and consider the various disclosures made by us, which attempt to describe some of the factors that affect our business and may cause such material differences, including without limitation the disclosures made under the caption “Risk Factors” and elsewhere in this annual report on Form 10-K.

Neither our company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements made in this document. Also, we are under no obligation, and we assume no obligation, to update any of the forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1. Business

Overview

We have pioneered a revolutionary approach to the promotion and distribution of digital music. The MP3.com web site is a premier online music destination featuring, as of December 31, 2000, approximately 800,000 song and audio files from over 125,000 digital artists, representing one of the largest catalogs of digital music available on the Internet today. We use the Internet and file formats that make music files smaller to enable this growing number of artists to broadly distribute and promote their music and to enable consumers around the world to conveniently access this continually expanding music catalog. Consumers can search for, listen to and download music free of charge on the MP3.com web site.

In addition to the wide variety of music distributed by artists through our web site, consumers have a substantial amount of music already in their personal music collections that they want to access, manage and listen to in a variety of ways. Just as consumers use an Internet service provider as the central mechanism through which they interact with the Internet, individuals are increasingly looking for one central resource that allows them to access, manage and listen to all music —not just ‘new’ music, but music already in their personal collections. We call this resource a “Music Service Provider” or “MSP.” MP3.com is enhancing its offerings in a continued effort to be the premier MSP for consumers.

We devoted much of 2000 to enhancing and improving the MP3.com web site and its technology infrastructure. In January 2000, we unveiled our upgraded My.MP3 service, a unique and robust service designed to facilitate the storage, management, promotion and delivery of digital music, and to enable users to listen to their music when they want, where they want by accessing any web-enabled device. The My.MP3 service allows users to create online music lockers where they can store, organize and manage their favorite songs from music posted by digital artists on the MP3.com web site, and receive personalized music services. With the introduction of the Beam-ItTM and Instant ListeningTM features of the My.MP3 service, we began providing consumers the ability to access, add to and manage their existing music CD collections online without having to encode and store tracks themselves. Under this system, once we are able to determine that a consumer purchased a CD (through the Instant Listening feature), or was already in possession of a CD (through the proprietary Beam-It software), we made music from that CD available in the consumer’s music locker.

In February and March 2000, several major recording and publishing companies led by the Recording Industry Association of America and the Harry Fox Agency, Inc. commenced separate lawsuits against us alleging that the inclusion of their respective content in the My.MP3 service infringed their copyrights. In May 2000, pending resolution of these legal proceedings, we began limiting consumers’ use of the My.MP3 service so they could only access and manage the music that was posted on the MP3.com web site by artists. Following several legal battles, we entered into license agreements with BMG Entertainment, Time Warner, Inc., EMI Recorded Music, Sony Music, and Universal Music Group covering the use of their master recordings in the My.MP3 service. We also entered into a license agreement with the Harry Fox Agency, Inc. covering certain uses of musical compositions in the My.MP3 service. In December 2000, we again began to allow consumers to place music from their existing music CD collections in their My.MP3 music lockers. In this current format, My.MP3 is offered as both a free and premium subscription-based service.

We believe we have developed core competencies and created a technology infrastructure system that will enable us to provide a wide variety of data management and infrastructure services to businesses. Through our ongoing efforts to develop, maintain and improve the MP3.com web site, we have amassed a significant amount of expertise in data storage, delivery and management; server-side security; and royalty tracking and payment systems. We have also created a technology infrastructure system that stores, manages, tracks and provides statistical analysis on a real-time basis for digital data for over 125,000 artists and more than 13.5 million registered users. In December 2000, our technology infrastructure system delivered an average of over 4.5 terabytes of data each day.

Leveraging these core competencies and our backbone technology infrastructure system, we have developed a number of unique products and services designed to further our primary mission to help grow the digital music space. These products and services include the first-ever, on-demand Internet subscription music channels, innovative business music services, a syndicated radio program, a music promotions business, and business-to-business content management and marketing services. We intend to continue working to develop innovative products and services that leverage our core competencies and build upon this powerful and robust backbone technology infrastructure system.

In order to maintain our leadership position in the digital music industry, we intend to leverage our technology and strategic partnerships with leading web sites, broadband application developers, device manufacturers, record labels, software and hardware developers, wireless carriers, retailers and connectivity providers to (1) give consumers worldwide access to their music, whenever they want it, wherever they want it, on any web-enabled device or application; (2) provide artists with the greatest potential for promotion and distribution of their music; and (3) expand the potential commercial applications of our technology.

We generate revenues from online advertising, offline advertising, business services and electronic commerce. For the year ended December 31, 2000, 96.5% of our revenues were from the sale of advertising. In July 1999, we entered into an agreement with Groupe Arnault, now called Montaigne Participations Et Gestion or “MPG,” under which MPG committed to purchase advertising, promotion and marketing services from us over a three-year period. In the third quarter of 2000, we entered into an amended and restated agreement with MPG. The restated agreement extended our relationship with MPG through 2004, reduced to $120 million the aggregate amount of services to be purchased by MPG over the life of the agreement, and provided certain exceptions to the favored pricing granted to MPG under the original agreement. We believe that the revised commitment schedule will allow for more efficient use of our marketing services for the mutual benefit of MPG, MPG’s various companies and MP3.com.

Our Industries

The Traditional Recorded Music Industry

Music continues to be one of the most popular forms of entertainment in the world. Music is also big business. According to the International Federation of the Phonographic Industry, worldwide sales of recorded music were $38.5 billion in 1999, 37% of which were in the United States.

The structure and operation of the music industry has remained relatively unchanged for many years. Artists are generally required to sign exclusive contracts with record labels, which in turn develop, distribute and promote their music. In addition, major record labels, as well as a few “independent” labels, control to a large extent the type and quantity of recorded music available to consumers.

This existing system limits artists and consumers in the following ways:

•	Few artists can sell enough music to cover the high distribution and promotion costs. These costs include producing CDs and tapes, inventory and retail chain management, as well as television, print ad and radio promotions and public relations efforts;

•	The majority of artists can only reach limited audiences due to finite shelf space at retailers and limited airtime on radio and television stations, thus limiting the choices available to consumers;

•	In order to encourage the record companies’ up-front investment, artists must generally commit to multi-year, multi-album contracts. These contracts typically give the record company rights to and control of the artist’s music, including all digital rights; and

•	There is very little communication and exchange of information and data between artists and consumers. For example, artists do not readily know who is buying their music or how to contact them, and consumers often do not have an opportunity to interact directly with their favorite artists.

Because of these limitations, the number of artists served by the existing music distribution system is small compared to the universe of musicians with commercial aspirations. According to a 2000 Gallup poll, approximately 50% of U.S. households are active music-makers. In addition, according to the National Association of Music Merchants, approximately 62% of U.S. households contain an amateur musician. These musicians represent a broad spectrum of artists including hobbyists, amateurs, semi-professional and professional musicians.

The Internet and Portable Internet Devices

The Internet has emerged as a global platform that allows millions of people and businesses to share information, communicate, conduct business and be entertained. The Internet Industry Almanac estimates that the number of Internet users worldwide will grow from approximately 280 million in 1999 to 601 million by the end of 2002. The Internet has become an attractive medium for advertising and direct marketing because it allows for the collection of key demographic data from consumers. Advertisers can better target individuals based on their Internet use and buying patterns. According to Jupiter Communications, the dollar volume of online advertising will increase from $5.3 billion in 2000 to $7.3 billion in 2001, and according to Merrill Lynch’s Advertising Internet Bureau, online e-mail marketing will increase from $600 million in 2000 to $1.3 billion in 2001.

As users’ online time increases, more and more users are transitioning to the convenience of faster Internet connections, upgrading from 28.8 Kbps modems to cable and xDSL modems. According to Forrester Research, the number of subscribers using cable or xDSL modems is projected to increase from 5 million in 2000 to 18 million in 2002.

Several recent technological developments have focused on providing wireless access to the Internet. Microsoft Corporation, Lucent Technologies, Nokia Corporation, Sprint Communications Company, Palm, Inc., Motorola, Inc. and others have introduced technologies that integrate computer chips into portable consumer handheld devices that enable wireless access to the Internet. Many of these devices either are or will be enabled with audio capabilities. According to industry sources, (i) in 2000 there were 6 million people worldwide who accessed the Internet via wireless technology with 484 million people expected by 2005; and (ii) by 2003 there will be one billion mobile devices in the world that are enabled with wireless access to the Internet. Also, the Yankee Group estimates there will be as many as 50 million U.S. wireless data subscribers by 2005 and ARC Group predicts that the number of mobile handsets capable of downloads and playing digital music will increase to over 90 million by 2005.

Digital Music

In recent years, consumers have increasingly used their computers to play music. Dataquest reported that in 1999, 43% of U.S. households had multimedia PCs with a sound card, speakers and either a CD-ROM or DVD-ROM drive. Forrester Research estimates that by 2003 downloading music files will add $1.1 billion to the United States music industry. Consumers can now play CDs on their computers with the ease and fidelity formerly associated only with stereo systems. However, music files that exist on physical CDs are very large and, until fairly recently, inhibited users’ ability to store and transfer music from the CD. For example, a three-minute song in its original format on a physical CD occupies more than thirty megabytes of storage. As a result, storing and transferring audio files in their original format is expensive and time-consuming. To address this problem, compression formats have been developed.

One of the most widely accepted standards for the compression of music is mp3, an open standard adopted by the Moving Picture Experts Group working under the joint direction of the International Standards Organization and the International Electro-Technical Commission. Several other compression formats are also available, including proprietary audio formats from companies like Microsoft Corporation, Real Networks, Liquid Audio and AT&T Corp. The mp3 standard offers approximately 10:1 compression and audio integrity at near-CD quality. Free copies of mp3 playback software are widely available on the Internet. The development of compression formats like mp3 has made it practical to transmit music over the Internet. Mp3 playback is currently available on most operating environments including Microsoft Windows 95, Windows 98, Windows NT, Windows 2000, MacOS and Linux, most major versions of UNIX and many other operating environments.

Traditional music industry companies, including BMG Entertainment, EMI Recorded Music; Sony Music; Time Warner, Inc., and Universal Music Group, have made public announcements that they are actively pursuing digital distribution and online promotion of music through in-house development efforts and strategic alliances.

Internet Infrastructure —Content Distribution and Delivery

Today, there are essentially four basic types of content delivery and traffic routing networks. These are: 1) content distribution networks for relatively simple web pages and graphics, provided by companies such as Akamai and Mirror Image Internet; 2) multimedia distribution networks for rich media such as video and/or audio streaming files, provided by companies including iBeam, Akamai, Axient; 3) streaming distribution networks designed to deliver large files efficiently via satellite, provided by companies such as Cidera and Edgix; and 4) e-commerce distribution networks designed to distribute highly dynamic e-commerce content and application intelligence, provided by companies such as epicRealm, AppStream and Akamai.

A factor driving the need for content distribution and delivery networks is that more and more consumers and businesses are using the Internet for mission-critical activities, with high requirements for speed and reliability. International Data Corporation currently projects total e-commerce transactions worldwide at approximately $1.6 trillion by 2003, six times the $268 billion expected in 2000.

Driven by the increased level of Internet usage and commerce, the amount of data traffic flowing over the Internet is growing dramatically, partly due to increased transmission of bandwidth-intensive streaming video and audio files. For example, Gartner Group estimates that by year-end 2001 over half of all web sites will include some streaming content. Overall, International Data Corporation has estimated that the amount of data flowing over the Internet will grow from 56 trillion bytes per day in 1998 to 1,507 trillion bytes per day in 2002, a compound annual growth rate of 158%.

Our MSP Solution

We provide a centralized solution to digital artists, record labels, businesses and consumers. As an MSP, we facilitate consumers’ ability to store, access, manage and listen to their music collections online, and digital artists’ and record labels’ ability to promote, market and distribute their music directly to consumers. Our powerful and robust technology infrastructure system provides a number of advantages to digital artists, record labels, consumers, retail businesses and other commercial establishments. The discussion below describes a number of these advantages.

Digital Artists and Record Labels

Distribution and Promotional Power. We offer digital artists and record labels a distribution model that allows them to upload and promote their music through their own MP3.com web page for no charge. We empower digital artists by allowing them to post songs or audio files on our web site, control the promotion of their music by specifying music genres and geographical classifications, adding or deleting music selections at any time and selecting price points for the sale of their CDs. We also provide artists with several tools that enable them to interact with and present music, messages and other content directly to their fans.

Global and Local Exposure. Digital artists and record labels can use our web site to reach a global and growing base of consumers immediately upon uploading their music. Lesser-known local artists, as well as record labels, can immediately promote and distribute their music to a targeted audience while simultaneously reaching a broader worldwide audience to market concert promotions, new song releases or directly contact fans. We facilitate artist discovery by allowing users to browse the site alphabetically, geographically from countries to local towns, or by music genre and style.

Access to Consumer Feedback and Statistics. Artists receive daily, detailed information about how many people visited their web page, how many people listened to their songs, how many people downloaded their music, how many times their music was streamed in a business/retail establishment, and how many CDs they sold during the day or over the past month. Digital artists can also learn geographical information about their fan base. Our aggregated data and demographics analyses allow us to offer artists sales, marketing and other information that enables them to define, evaluate and connect with their fan base.

Revenue Opportunities. Our digital artists control the pricing of their music and can achieve superior economics through revenue sharing on sales of their Digital Automatic Music (or “DAM”) CDs. Under our revenue sharing arrangement, digital artists earn at least a 50% royalty on sales of their DAM CDs. In addition, under our Payback for Playback program, which began in November 1999 and is currently extended on a month-to-month basis, artists have an opportunity to earn money based on the popularity of their music. Artists can also earn money through our business music services division based on the number of times their music is played in retail and commercial establishments.

Consumers

Extensive New Music Selection. We offer consumers one of the largest databases of independent musical content available on the Internet through our expanding collection of artists from all 50 states and from over 190 foreign countries. Consumers can search for, listen to or download thousands of song and audio files posted on our web site by digital artists for no charge. Our music collection spans approximately 250 categorized genres, including pop & rock, classical, country, alternative, children, easy listening, electronic, hip hop/rap, blues, jazz and world/folk.

Subscription Channels. In the second quarter of 2000, we began to offer what we believe to be the first-ever on-demand music subscription channels on the Internet. Offering both classical and children’s music subscription channels, MP3.com’s subscription channels, in contrast to other “radio Internet channels,” give consumers control over their music to create custom play lists and enable streaming access to a full music library of thousands of song and audio files.

Personalized Music Experience. Consumers who visit our web site are able to find the music that interests them by searching our music collection by genre, artist, song, similar artists or location. As a result of our search capabilities, fans can browse our increasing database of songs or audio files and listen to only those selections in which they are interested. Consumers can register profiles by providing their zip code, e-mail address and their music preference, which allows us to suggest new songs to them based upon their preferences and prior purchases. Consumers can also designate a language preference and can currently browse our web site in Spanish, French and German, in addition to English. Our personalized approach enhances the experience of visiting our web site.

Communications with Artists and Other Fans. We allow fans to contact digital artists directly via e-mail and to communicate with one another through message boards. In addition, digital artists can use their web page to communicate directly with their fans, advising them of concerts and new releases.

Convenient Access to Music Collections. The My.MP3 service allows users to place songs from their favorite CDs and MP3.com artists online, organize their music and receive personalized music services. Our Instant Listening service allows consumers to purchase CDs from partner e-tailers and listen to music from these CDs instantly using their My.MP3 account. The Instant Listening service eliminates the “hurry-up-and-wait” reality that has been associated with online purchasing. Our Beam-it technology allows users to place online songs from their existing CD collection. The user simply places a CD into a computer CD-ROM drive. Once the Beam-it proprietary software completes its verification process, music from the CD is automatically added to the user’s My.MP3 account. Owners can create a virtual jukebox, make customized play lists and use My.MP3 to listen to their CD library seamlessly from anywhere they are able to access a web-enabled device.

Businesses

Centrally-Controlled Music. Our business music services deliver cost effective and innovative ways for “brick-and-mortar” retail and other businesses to centrally manage in-store music, advertising and messaging. Designed to meet specific merchandising objectives, our management and centralized account tools offer our clients control over the music and messaging customers and employees hear. From an easy-to-use, password-protected account on our web site, business subscribers may control the overall feel of the music they select for broadcast in their establishments. In addition, business subscribers may choose what is playing and when, as well as how to customize advertising and messaging, and distribute content to precisely the audience the subscriber chooses —throughout all locations, in a specific region, in an individual store, or even to customers holding on the telephone. Continual playback for such system is fully automated. Controlled messaging at store locations also offers business subscribers the opportunity to sell highly targeted airtime to other businesses while increasing sales and brand awareness of their own products.

Radio Offerings. Our syndicated radio division supplies syndicated radio shows for traditional broadcast to local radio stations, as well as content offerings to radio station web sites across the United States. Radio stations have access to the event and community calendar on our web site, and a one-hour syndicated radio programming featuring the “Best of MP3.com” highlighting some of the finest undiscovered talent in the country. In addition, our “just-in-time” compilation CD service allows stations to offer local music to listeners in a co-branded format.

Direct Access to Music Consumers. Our products and services allow record labels and other businesses to reach our growing community of over 13.5 million registered users in extremely targeted ways. Our Singleserving product, for example, is designed to introduce consumers to new music, typically from major record labels, via geographically targeted e-mail campaigns. Singleserving offers record labels the ability to complement traditional offline radio promotion efforts by targeting and directly contacting music listeners in important radio markets where the artist is receiving airplay. This e-mail-based communication typically delivers thousands of song impressions to a targeted market and also provides valuable market research.

Products and Services

Our products and services provide the advantages described above to our different user groups. We also provide offerings such as various advertising services to the companies that serve those user groups. The following lists our current and expected products and services:

ONLINE ADVERTISING	OFFLINE ADVERTISING AND OTHER

Web Site Advertising: banners portals, buttons	DAM CDs

Web Site Sponsorships	Compilation CDs

E-Mail Marketing	Music-Related Merchandise

Greeting Cards	Subscription Channels

My.MP3 Advertising	Sponsorship of Free CDs

Contests and Sweepstakes

MP3 Summit

Syndicated Radio

Business Music Services

My.MP3 Subscriptions

Infrastructure Licensing*

Label Marketing & Promotions*

Music Licensing*

*	Under Development

Online Advertising

For the twelve months ended December 31, 2000, 77.8% of our revenues were derived from a portfolio of online advertising services. These services allow our advertisers to maximize visibility for their products by placing them in specifically targeted MP3.com categories, like hardware, software and artist sign-up, as well as specific music genres. We can place advertisements in targeted areas or in general rotation throughout the web site. Our online advertising products currently consist of banners, portals, buttons, web site sponsorships, e-mail marketing and greeting cards.

Banners, Portals and Buttons. Banners, portals and buttons are graphic elements on a web page. Hypertext links are embedded in each of these advertisements to provide the user with instant access to the advertiser’s web site, additional information and/or products or services. A banner is the largest size of advertising product available, with portals being next largest and buttons being the smallest. Banners are displayed on the top and bottom of each MP3.com web page. The location of portals and buttons is dependent on the layout of the specific page where they appear. Pricing of banners, portals and buttons are generally based on a Cost Per Thousand Impressions, or CPM, basis. “Impressions” are the number of times an advertisement appears in pages viewed by users of our web site, and revenue is earned as impressions are delivered. Prices of each of these advertisements are based on the target audience, desirability of location and volume of impressions.

Web Site Sponsorships. A web site sponsorship is an advertising plan that enables sponsors’ products to be associated with a specific MP3.com category, music genre, web page or event such as our software and hardware categories. The sponsorships begin on the first page of the selected area and typically appear on all related pages. We also offer listing sponsorships that allow advertisers to purchase preferred placement in product listings. Prices of sponsorships are based on the target audience and desirability of location.

E-Mail Marketing. Our e-mail marketing products consist primarily of text or html-based advertisements inserted into messages delivered to our artists and customers. Our e-mail marketing programs focus on customer retention and new program acquisition, and allow advertisers to use our technology-based tools to quickly reach a broad audience and generate feedback that can be used to tailor new messages and targeted offers. Delivered weekly, MP3.Communicator is our official periodic e-mail newsletter and our largest e-mail product. In addition to advertisements, the newsletter is filled with song recommendations, new web site features and services, and new and exclusive offers to MP3.com users. Prices of e-mail advertisements are based on the target audience, desirability of location and volume of impressions.

Greeting Cards. Greeting card marketing products are text or html-based advertisements inserted into electronic greeting cards delivered through our site. Greeting card advertisements offer advertisers the chance to send marketing messages to targeted audiences using various criteria including preferred artist or music genre, geographic location, or any of the customized preferences users have entered into their personal profile. The greeting card program leverages MP3.com music as its point of differentiation from other greeting card programs. Users can select from a wide variety of occasions (Valentine’s Day, birthdays, special holidays), attach any full-length song from MP3.com’s deep music catalog, personalize the message, and send to anyone with an e-mail address. Prices for each of these advertisements are based on the target audience and volume of impressions.

Offline Advertising and Other

For the year ended December 31, 2000, 22.2% of our revenues were derived from a portfolio of offline advertising and other products and services. Offline advertising services allow our advertisers to maximize visibility for their products by providing them with advertising opportunities beyond our traditional online products. Our offline and other advertising products primarily consisted of free-CD product sponsorships, contests and sweepstakes and MP3 Summit sponsorships in 2000. Other revenues were derived from the sale of CDs, subscriptions, business music services, and other music-related merchandise.

Sponsorship of Free CDs. Our free CD products are CD ROMs that contain collections of music and paid advertising that are distributed free of charge to consumers. Each free CD contains a large selection of the most popular songs of each major genre from our expanding roster of over 125,000 digital artists and record labels. Free CD products may also include video entertainment, multimedia video game samples and interactive contests. Our free CD product allows advertisers to target specific consumers by selectively placing advertisements, game samples and video clips within the genres of the CD. Different versions of a free CD can be created to appeal to specific target audiences. In 2000, we distributed 1 million individual free CD products. Prices of these sponsorships are based on the placement and position within the free CD, its packaging, as well as the nature of the advertisements to be displayed.

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

MP3 Summit. Each year we hold an MP3 Summit for industry and technology participants to showcase new trends for the online and offline delivery of music and related technologies. Summit sponsorships are priced based on placement and position within the Summit and our Summit advertising materials. The 2001 MP3 Summit is scheduled for July 2001.

Syndicated Radio. MP3.com’s syndicated radio division, which launched in early 2000, is responsible for supplying syndicated radio shows for traditional broadcast to local radio stations, as well as content offerings to radio station web sites across the United States. We design our syndicated radio services to support local musicians by providing streams and downloads of their music and web pages to selected local radio stations. All local music is also made available for listeners to stream or download from local city “charts” at a given radio station web site. Radio stations have access to MP3.com’s event and community calendars and our one-hour syndicated radio programming featuring the “Best of MP3.com” highlighting some of the finest undiscovered talent in the country. In addition, MP3.com’s “just-in-time” compilation CD service allows stations to offer the best local music to listeners in a co-branded format. To date, MP3.com has signed over 200 radio stations as affiliates, representing weekly cumulative audience levels of over 12 million people as measured by the Arbitron rating service. Our syndicated radio efforts provide another opportunity for digital artists on MP3.com to promote their music.

Business Music Services. MP3.com offers business music services that deliver cost effective and innovative ways for brick-and-mortar retail and other businesses to centrally manage in-store music, advertising and messaging. Because of our technological expertise, rich digital music content and Internet-based distribution, our business music services are able to offer customizable and value-intensive programs available at what we believe is a significant cost savings compared to existing business music services. Whether for in-store customers or customers holding on the telephone, we offer a full spectrum of business-music solutions that are designed to save money for our clients. Our technology infrastructure enables us to offer a thoroughly customized approach to managing music that is designed to meet specific merchandising objectives. Our management and centralized account tools offer our clients control over the music and messaging customers and employees hear. From an easy-to-use, password-protected account on our web site, business subscribers may control the overall feel of the music. In addition, business subscribers may choose what music to play and when, as well as customize advertising and messaging, and distribute content to precisely the audience the subscriber chooses — throughout all locations, in a specific region, in an individual store, or even to customers holding on the telephone. Playback for this system is fully automated, so there is no need for an on-site attendant to remember to switch on a tape or CD. In addition, business subscribers can use in-store airtime to generate revenue. Through the use of interactive messages at the point of sale, MP3.com offers business subscribers the opportunity to sell highly targeted airtime to other businesses while increasing sales and brand awareness of their own products.

Digital Automatic Music (DAM) CDs. The majority of our electronic commerce revenues are generated from the sale of DAM CDs. DAM CDs are fully packaged albums created by artists who post their music on our web site. The artists choose the selling price of their CDs (the current range they can choose is from $5.99 to $14.99). A typical DAM CD contains multiple songs that are recorded, performed and uploaded to our web site by an artist or group of artists. The music contained on DAM CDs is in both mp3 and standard audio CD format, which means it can be played on a computer using mp3 player software (an mp3 software player is imbedded on each DAM CD), a portable mp3 player or a standard CD player. In addition, DAM CDs, at the artists’ discretion, can contain multimedia features including artist-provided graphics, song lyrics and biographical information. We produce and package the CDs, generally on the same day the order is received, and mail them to our customers in one or two days. During 2000, production and packaging of our DAM CDs was fulfilled by Cinram International, Inc., which also provides production and fulfillment of our other promotional CD products.

Compilation CDs. From time to time, we sell compilation CDs featuring various artists who have posted their music on our web site. These CDs are usually genre-specific, such as electronic music or Christmas music. Compilation CDs are produced and sold in a similar manner to our DAM CDs.

Music-Related Merchandise. We occasionally sell music-related promotional merchandise from our web site including items like T-shirts, hats and other apparel. We also occasionally auction items from our web site such as portable mp3 players, celebrity guitars and other music-related memorabilia.

My.MP3 Subscriptions. Our upgraded My.MP3 service, which was launched in January 2000 and re-introduced in December 2000, allows eligible users to place songs from their favorite CDs and MP3.com artists online, organize their music and receive personalized music services. We offer two related services with My.MP3 — Instant Listening and Beam-it. Our Instant Listening service allows consumers to purchase CDs from partner e-tailers and listen to music from these CDs instantly using their My.MP3 account. The Instant Listening service eliminates the hurry-up-and-wait reality that has been associated with online purchasing. Our Beam-it technology allows users to place in their My.MP3 account songs from their existing CD collection. The user simply places a CD into a computer CD-ROM drive. Once the Beam-it proprietary software completes its verification process, music from the CD is automatically added to the user’s My.MP3 account. Owners can create a virtual jukebox, make customized play lists and use My.MP3 to listen to their licensed CD library seamlessly from anywhere they are able to access a web-enabled device. The My.MP3 service is offered for free or on a subscription basis. My.MP3 currently offers two pricing levels. The basic free account is advertising-driven and allows the user to store music from up to 25 CDs through the Beam-it technology and an unlimited number of CDs through the Instant Listening service. The premier subscription account, available for an annual fee of $49.95, allows storage of music from up to 500 CDs through the Beam-it technology, with more functionality and less advertising. In light of our past litigation proceedings, we have modified the My.MP3 service so that individual tracks are made available only if they are covered by one of our master recording and musical composition licenses. Currently, significantly less than all of the tracks contained on any one CD may be made available through My.MP3’s Beam-It and Instant Listening features.

Music Subscription Channels. In the second quarter of 2000, we began offering to consumers what we believe to be the first-ever, on-demand music subscription channels on the Internet. Offering both classical and children’s music subscription channels, consumers can subscribe for a monthly or annual fee to an extensive variety of music. The classical music channel made its debut in May 2000 by initially offering over 4,000 tracks including classical masterworks from composers such as Mozart, Bach, Beethoven, Tchaikovsky and Vivaldi for a $9.99 monthly subscription fee or $29.99 for a full year. We launched our children’s channel during the third quarter of 2000, featuring songs, stories and other audio content in English, French and Spanish geared toward parents and their children. Our subscription channels, in contrast to other “radio Internet channels,” give consumers complete control over their music to create custom play lists and have unlimited streaming access to a full music library of thousands of song and audio files.

Music Licensing. We are developing a music licensing service designed to enable digital artists on MP3.com to license their music to music supervisors, TV and film producers and directors, Broadway producers, broadcast advertising agencies, jingle houses, webmasters and others looking for music to put into their multimedia productions. Consistent with our tradition of pioneering new ways to distribute and access music, it is our plan to help music supervisors, film and television producers, and other multimedia creators to search for and license music with a few clicks of the mouse. If successful, those seeking to license music will hopefully no longer have to search through piles of CDs or needledrop libraries, looking to find an appropriate track for a scene in a TV show, only to then spend an extraordinary amount of time and effort searching for the publishing and recording rights. This service is expected to be completed seamlessly from the MP3.com web site.

Label Marketing and Promotion. We recently created a label marketing and promotion group that is focused on generating revenues from the sale of promotional products and services to record labels. These products and services allow record labels to reach our growing community of over 13.5 million registered users in extremely targeted ways. Our main product, Singleserving, is designed to introduce consumers to new music, typically from major record labels, via geographically targeted e-mail campaigns. Singleserving offers record labels the ability to complement traditional offline radio promotion efforts by targeting and directly contacting music listeners in important radio markets where the artist is receiving airplay. This e-mail-based product adds thousands of song impressions in the targeted market and provides market research utilizing Singleserving’s proprietary data-capture functionality. Singleserving delivers a streaming full-length song of an artist’s single, encoded in mp3 format, to consumers. The e-mail may also contain a link to the artist or label’s web site, a viral “forward-to-a-friend” feature, radio and MTV request links, and a “buy” button allowing the user to purchase music immediately online. Singleservings have been used by Elektra Entertainment, Atlantic Records, Maverick Records and Interscope Records to target music fans and to promote these music companies’ new releases. Other products we offer include targeted e-mail campaigns that can be used to promote a wide variety of record label events. For example, we recently developed a promotional effort for the Warner Music Group to promote their holiday offerings in retail music stores. In December 2000, we signed a three-year non-exclusive agreement with the Warner Music Group to market and promote various artists on our web site. The effort could include Singleservings, other targeted e-mail promotions, as well as various featured spots throughout the web site.

MSP Technologies

We recently launched a new initiative to focus on the growing number of opportunities in the business-to-business infrastructure sector. The new initiative, marketing and licensing our infrastructure technology, focuses on our extensive experience in the acquisition, storage, delivery and promotion of digital music. Our MSP technologies group was developed to leverage that infrastructure to provide value to all of the participants in the digital music space, including record labels and content owners, retailers, software and hardware developers, device manufacturers and consumers. By marketing and licensing our technology, we believe we add value to our customers by offering customizable products and services including content acquisition, content serving and content hosting tools, as well as data analysis and reporting tools and revenue enhancing products. This centralized system allows businesses to store and manage content, improving workflow and reducing redundancies associated with the use of digital media. For example, major record companies could capture critical business information, monitor product life cycle to improve sales targeting, and evaluate promotion effectiveness utilizing our data capture, analysis and reporting tools.

Sales and Marketing

General

We sell advertising, certain marketing products and sponsorships through our internal, direct advertising sales department. On December 31, 2000, our sales force consisted of 14 people located in our San Diego, California office and in other locations. For our electronic commerce products, we depend on our web site to attract consumers and encourage purchases. In addition, we have an exclusive sales agency agreement with the online national sales representative firm Interep Interactive. This agency agreement is designed to offer advertisers customized programs that utilize streaming ads, banners, sponsorships, e-commerce partnerships and other promotional elements. Interep Interactive is expected to focus on sales to national advertisers, including advertising to be placed through our syndicated radio division. Interep is the largest independent sales and marketing company specializing in radio, the Internet and new media, with offices in 15 cities and annual billings in excess of $1.4 billion dollars.

We believe much of the public awareness of MP3.com has been generated by frequent and high-visibility media exposure internationally and locally, in addition to unsolicited third party promotion of our web site. We have also used a combination of online and offline advertising to generate awareness of our company and our web site. Also, we have pursued a number of product marketing and e-mail marketing efforts to further promote our products, services and brand awareness. We employ a public relations team that is focused on generating awareness of MP3.com within the music and technology industries and among the general public.

Product Marketing

We have established a product marketing group to create and implement a suite of products and services that enhance a user's online music experience. Examples of these products include:

Stations: Stations are make-your-own radio web sites created by listeners using our database of hundreds of thousands of songs. Users can add as many songs to their Station as they like and arrange their own radio playlist. Our Stations Directory provides a central hub where music fans from all over the globe can share their Stations and discover new music on other Stations. Users get complete control and flexibility over their online music experience.

E-Mail Marketing. We actively market to our over 13.5 million registered users via highly-personalized e-mail campaigns. This is an important marketing tool that allows us to reach millions of our registered users with specific offers, information and services several times each month. With continual testing, tracking and analyses, our e-mail marketing campaigns are optimized to drive visitors back to our web site. Examples of our e-mail marketing campaigns include:

•	MP3.Communicator: our official music newsletter, delivered weekly, this offering is filled with personal song recommendations, new web site services and features, hardware and software updates, news, artist features and exclusive offers for MP3.com users;

•	Messenger: an opt-in email service that delivers personalized song recommendations. Users select from several genres of music, frequency (daily, weekly or monthly) and types of song files (links, 30 second song samples or full MP3 files).

•	Notify Me!: a customizable, opt-in email service that allows users to receive an email notification each time songs in their My.MP3 account have been activated or each time their favorite digital artist releases a new song or CD or schedules a live performance.

•	singleserving: an email service that enables users to receive new song releases or event-related announcements from major label artists, based on the users locality, genre preferences and past purchase behavior.

Affiliate Program. Our affiliate program allows individuals and entities to affiliate their web sites with MP3.com and offer links to certain content on our web site. As of December 31, 2000, we had over 67,000 affiliated web sites. This program has relatively low user acquisition costs for us because we pay affiliates commissions based solely upon purchases of subscriptions or merchandise on our site by referred users, or through various click-throughs or other monetizable promotions. In addition, the affiliate program increases exposure of our web site to otherwise unavailable audiences through creative content and links provided by our affiliates.

MP3.com Music Greetings. The MP3.com music greetings program attempts to capitalize on the popular practice of distributing electronic greeting cards over the Internet. We leverage our MP3.com music greetings product by allowing consumers to include the MP3.com music of their choice in these greetings. Users can tailor their electronic greetings for a variety of occasions (e.g., holidays, birthdays, and special occasions), attach any full-length song from our catalog of music, personalize the message and send it to anyone with a valid e-mail address.

New Music Army. Our New Music Army (or “NMA”) is a highly-specialized group of affiliates that, as of December 31, 2000, consisted of over 22,700 members. The NMA’s mission is to promote MP3.com artists (both offline and online) and to recruit new artists to our web site. We incentivize NMA members by paying them commissions from a portion of their designated artists’ DAM CD sales and “Payback for Playback” program earnings.

Payback for Playback. All eligible content owners who post music and audio files on MP3.com have the opportunity to participate in the Payback for Playback promotion. From November 1999 to December 31, 2000, $9.2 million (currently $1 million per month) has been made available for digital artists based on the popularity of their music. The Payback for Playback program rewards an artist’s marketing, promotional and musical efforts, but also represents a level of accountability impossible before the Internet. Using our powerful technology, we can monitor every performance and insure an equitable distribution based on precise listening habits. Each artist has their own account where they can track their earnings online on a daily basis. The amount each artist earns is available for viewing by directing any browser to the MP3.com web site or at each artist’s web site. This program currently sets aside $1 million per month for artists and is extended on a month-to-month basis.

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

Online Contests and Sweepstakes. We actively conduct online promotional contests and sweepstakes. Most of our promotions involve random drawing sweepstakes whereby no purchase is necessary for our users to participate. Periodically, we also conduct contests whereby users submit musical or other content for consideration by various entertainment or other media entities and companies. Examples of our recent promotions, contests and sweepstakes include “Who Wants To Be In A Movie Soundtrack” contest, the “Sephora.com/MP3.com Sweepstakes,” as well as the “MP3 Your World” and “Metal Search 2000” contests.

MP3 Summit. In June 2000 our third annual MP3 Summit was held for industry and technology participants to showcase new trends for the online and offline delivery of music and related technologies. In July 2001, MP3.com will host its MP3.com Summit offering another look at the future of digital music.

Online Auctions. Periodically we will feature individual items of value or interest to our users for auction on our web site. Historically, we have had an arrangement with an external online auction provider to assist with such auctions. These auctions generally serve as promotional vehicles for our web site and sponsors, and are sometimes implemented in connection with charity fundraisers.

Traditional Radio and Print Advertising. To date, we have not extensively marketed our company through traditional radio and print advertising because of exposure from general press and media coverage and our significant viral marketing efforts. In 2000, we expanded our overall radio presence by launching various syndicated radio programs for release in certain U.S. markets, and plan to continue these programs in 2001.

Free CD Giveaways. We distribute a variety of promotional CDs to registered users and other recipients worldwide. Each Free-CD contains certain promotional items such as music from our web site, exclusive offers, free software and information about MP3.com. The CDs provide exposure to the MP3.com brand, our artist community and many of the tools and services available on the web site.

International Efforts

Europe

In 2000, we began to more closely assess our globalization opportunities and strategy. Because music transcends cultural, language and geographic boundaries, and since musicians outside the United States face the same challenges in distributing and promoting their music as they do in the United States, we believe that MP3.com has the potential for worldwide appeal and reach. Without us having spent any resources to attract artists and visitors from outside the United States, approximately 20% (as of June 2000) of both artists and visitors on our web site came from outside the United States. As of September 2000, Media Metrix ranked MP3.com as the 8th most popular entertainment site among European Internet users.

In November 2000, to further capitalize on our global reach we launched our first foreign language translated web sites in French (francais.mp3.com), German (deutsch.mp3.com) and Spanish (espanol.mp3.com). This was a labor-intensive task that initially required the translation of more than 1.5 million web pages and will require on-going maintenance. In 2001, we plan to evaluate the translation of additional languages as well as country localization opportunities.

Like our domestic business model, revenue opportunities for our European division in the near future are expected to be derived primarily from advertising, and to a lesser extent label promotions, licensing of our technology infrastructure, business music services and syndicated radio.

With sophisticated data mining capabilities, we are able to offer creative and innovative ways for advertisers to market to our user database, as well as leverage our technology infrastructure. This includes the ability to design promotions utilizing our large database of e-mail addresses, as well as target web site visitors in real time based on their language preference and country of origin. As of December 2000, 19% of our active e-mail addresses, or 2.5 million, are from Europe and 20% of our unique visitors have selected a European country as their country of origin.

Asia

In late 2000, we formed an Asia division to expand our efforts into the Asia Pacific region and to seek ways to increase our user base and regional revenues. We intend to pursue a strategy in Asia to develop relationships with music content holders in key Asian countries, to cooperate with regional Internet service providers and portals and to offer our services through online and offline music retail outlets.

Japan, our initial Asian market launch, contains the world’s second largest online population and is the largest and fastest-growing Internet-enabled cell phone market. Other Asian markets, such as South Korea and Singapore, have fast-growing Internet economies, while the Chinese market shows great promise as a center for Asian Internet usage.

In order to help launch our first localized presence in Asia, in December 2000 we established a relationship in Japan with BMF Co., an integrated music and media company. BMF has agreed to make Japanese music content available at the URL japan.mp3.com, which we hope will lead to an increase in Japanese market usage and revenue. In addition to content, BMF will market to its installed base of music consumers and web site visitors to help accelerate the growth of japan.mp3.com. BMF currently has established relationships with other record labels, publishers and retailers throughout Japan.

Corporate Relationships

Relationship with Montaigne Partcipations Et Gestion (MPG) —formerly Group Arnault

In July 1999, we entered into an agreement with MPG under which MPG committed to purchase an aggregate of $150 million in advertising, promotion and marketing services from us over three years. In July 1999, we received prepayments from MPG totaling $45 million, which represented payment for these services through the fourth quarter of 2000. In September 2000, we entered into an amended and restated agreement with MPG. The restated agreement extended our relationship with MPG through 2004, and reduced the aggregate amount of services to be purchased by MPG over the life of the agreement (see the revised commitment schedule below). Both MPG and MP3.com believe that the revised commitment schedule will allow for more efficient use of our marketing services for the mutual benefit of MPG, its various related companies, and MP3.com. In addition, the restated agreement provides for a more streamlined media management process and creates certain exceptions to the favored pricing granted to MPG under the original agreement. Under the restated agreement, MPG is now committed to purchase an aggregate of $120 million in advertising, promotion and marketing services from us (including the $45 million purchased through the fourth quarter of 2000). The remaining $75 million owed under the restated agreement remains secured by an irrevocable letter of credit. The restated agreement further provides MPG with potential additional financial incentives of up to an aggregate of $5 million (up to $1 million in any one calendar quarter) based on the number of companies that use our services under the agreement. The financial incentives could result in the reduction of the marketing and promotions commitment during the period incurred.

Quarterly Payment Schedule:	Purchase Amount:

(in thousands)
2001

Q1	$15,000

Q2	$12,250

Q3	$12,250

Q4	$12,250

2002

Q1	$6,000

Q2	$5,000

Q3	$5,000

Q4	$5,000

2003

Q1	$300

Q2	$300

Q3	$275

Q4	$275

2004

Q1	$275

Q2	$275

Q3	$275

Q4	$275

Total:	$75,000

For the year ended December 31, 2000, 50.3% of our revenues were from the sale of advertising to MPG. We expect that most of our revenues will continue to be derived from third party advertising agreements like those we have with MPG.

PortalPlayer, Inc.

We formed a strategic relationship in February 2000 with PortalPlayer, Inc., a provider of end-to-end systems for playback and recording of digital media content for consumer electronics manufacturers. The relationship is intended to facilitate the integration of our content and web site with next generation Internet protocol-enabled, or “IP-enabled” consumer electronics devices. By collaborating to help define these next-generation devices and their web interfaces for products such as portable mp3 players and mini-component systems, we hope to accelerate the introduction of devices that will allow consumers to access their music when they want it, and where they want it. We also purchased stock in PortalPlayer’s series B preferred stock financing.

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

Licensing Agreements

Recording Company Licenses

Between June and December 2000, MP3.com entered into license agreements with Warner Music Group, BMG Entertainment, Sony Music, Capitol Records, Inc. (EMI), and Universal Music Group. Subject to certain affirmative obligations of MP3.com and other terms and conditions regarding the implementation of the My.MP3 service, these license agreements permit MP3.com to utilize recordings owned by Warner Music Group, BMG Entertainment, Sony Music, EMI and UMG as part of the My.MP3 service. The license agreements have terms of approximately three to ten years, and provide for payment of a one-time fee each time a licensor’s recording is added to a separate My.MP3 account. The licenses also provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from or in connection with the My.MP3 service or (ii) a specified amount accrued each time a licensor’s recording is streamed from My.MP3.

Publisher Reproduction Licenses

On October 17, 2000, MP3.com, the National Music Publishers’ Association, Inc. and its licensing subsidiary, The Harry Fox Agency, Inc. entered into a preliminary agreement that — if approved by individual HFA music publisher-principals — would permit the use of up to one million musical compositions on the My.MP3 service. The proposed, 3-year licensing arrangement provides that MP3.com will pay up to $15,000,000 to HFA for the benefit of up to 25,000 music publishers and their songwriter partners, to be used as an advance payment to HFA publisher-principals toward royalties earned under the prospective license. The terms of the prospective license call for a payment of one-quarter cent each time a song is streamed on demand to a customer from his or her My.MP3 locker, along with a one-time fee per track added to the My.MP3 service. In December 2000, MP3.com and HFA agreed to extend the period of time during which individual HFA music publisher-principals could approve the preliminary agreement and permit their musical compositions to be used on the My.MP3 service.

Publisher Performance Licenses

ASCAP, BMI and SESAC. We have entered into agreements with ASCAP, BMI and SESAC, three music performing rights organizations responsible for administering performance rights for virtually all of the United States musical composition market. Under these agreements, we obtained, subject to certain terms and conditions, music performance licenses that allow interactive performances on our web site of copyrighted works of ASCAP, BMI and SESAC members. As part of the ASCAP agreement, we provide prominent exposure of the benefits of ASCAP membership to all unaffiliated writers, composers, artists and publishers using our web site, as well as help facilitate the processing of membership applications.

Technology Infrastructure

Data Mining and Warehousing Activities

We maintain relational databases of all artists, music, electronic commerce and other end-user information. These databases are used to enhance the user experience at our web site and to provide us with information regarding our users. Our content databases make content available for download, streaming, CD purchase, web site ranking and cataloging, and are updated as artists and users interact with our web site. Our statistical databases maintain traffic and site analysis information including the number of times that web pages are viewed, download and streaming counts, and artist, song and CD rankings. Our customer and commerce databases, which are firewalled for protection, contain customer information and transaction histories.

Infrastructure

Our technology infrastructure is based on an architecture designed to be secure, reliable and expandable. Our software is a combination of proprietary applications, third party database software and open operating systems that support acquisition of content, management of that content, publication of our web site, downloads of music and media files, production of CDs, registration and tracking of users, and reporting information for both internal and external use. We use software from Sun Microsystems, Inc., Microsoft Corporation, RedHat Software, Inc., VERITAS Software Corporation, VeriSign, Inc., Real Media, Inc., The Apache Group and Oracle Corporation. We run our software on platforms from Intel Corporation, Sun Microsystems, Inc., Gateway, Inc. and Dell Computer Corporation, among others. Our data storage infrastructure is provided by IBM, EMC, Inc. and Storage Technology Corporation, and our high-capacity networks are supported by equipment from Cisco Systems, Inc., Foundry Networks, Inc. and F5 Labs, Inc. During December 2000, our web site delivered more than 167 million page views and over 52.7 million song listens. We designed our infrastructure to allow each component to be independently scalable, usually by purchasing additional readily available hardware and software components, to meet or exceed future capacity requirements.

Data Center & Hosting Facilities

Our network infrastructure and our web site, e-commerce and database servers are hosted in three data centers on three different networks in three different cities. Our web site servers are hosted at AT&T CERFnet in San Diego, CA, at Exodus Communications in Irvine, CA and at Global Crossings/Frontier Communications GlobalCenter in Sunnyvale, CA. CERFnet, Exodus and Global Crossings all maintain what we believe are suitable environmental conditions and redundant power sources and network connectivity. Monitoring of all servers, networks and systems is performed on a continuous basis. We employ numerous levels of firewall systems to protect our databases, electronic commerce servers, customer information and music archive. Backups of databases, data and media files are performed on a regular basis. Data back-up tapes are archived at Iron Mountain, Inc., a remote storage location.

Integration of Portable Devices

Our focus on portable devices is designed to extend the value of our content and services to non-PC devices. A cornerstone of our Music InterOperating System or “Music IOS” strategy is to allow listeners to access digital music when they want it and where they want it. With the millions of Internet users that stream or download mp3 files everyday, we believe the digital music industry can only enter the mainstream when digital music is extended to consumer devices with simple interfaces and easy access. We hope to tap into the huge potential of these non-PC devices to turn them into distribution channels for the millions of users of our content and services.

We are focusing our business development goals toward integrating our application protocol interfaces or “APIs” into the products of the world’s leading consumer electronics manufacturers. As part of our overall goal to grow the digital music space, this effort facilitates our expansion from strictly web-based services to device-specific services and complements the products of our consumer electronics partners. These new tools will be a valuable component of our newly introduced Music IOS device platform and the MP3 Developer Network, and will hopefully provide device manufacturers with the content and services we believe will add value to their products.

Our Music IOS device platform is currently under development with certain elements already announced. This collection of APIs and other tools is designed to enable users to access our content on non-PC devices. Products are planned to simplify mobile access for car audio applications and wireless connectivity to MP3.com content.

MSP Technologies

We recently launched a new initiative to focus on the growing number of opportunities in the business-to-business infrastructure sector. The new initiative, marketing and licensing our infrastructure technology, focuses on our extensive experience in the acquisition, storage, delivery and promotion of digital music. Our MSP technologies group was developed to leverage that infrastructure to provide value to all of the participants in the digital music space, including record labels and content owners, retailers, software and hardware developers, device manufacturers and consumers. By marketing and licensing our technology, we believe we add value to our customers by offering customizable products and services including content acquisition, content serving and content hosting tools, as well as data analysis and reporting tools and revenue enhancing products. This centralized system allows businesses to store and manage content, improving workflow and reducing redundencies associated with the use of digital media. For example, major record companies could capture critical business information, monitor product life cycle to improve sales targeting, and evaluate promotion effectiveness utilizing our data capture, analysis and reporting tools.

Operations, Fulfillment, Customer Service and Artist Support

Fulfillment Operations

Our operations are centered on a just-in-time fulfillment process which ties together all of the proprietary and third party software tools in our system, and allows us to minimize inventory. In November 1999, we outsourced exclusively to Cinram International, Inc. our just-in-time DAM CD production and fulfillment process, as well as the production and fulfillment of our other promotional CD products. The transition of fulfillment operations to Cinram was completed at the end of March 2000. Through Cinram, we are currently capable of shipping 2,100 DAM CDs per day and have the combined infrastructure in place to quickly scale operations by adding equipment and people as dictated by volume needs. Orders for DAM CDs and other merchandise are received via our web site, queued up in our database for processing and then transmitted to Cinram for fulfillment. A confirming e-mail is sent to the customer indicating that the order was received and providing an order number. The order is assembled, packed and shipped to the customer usually within 24 hours of receipt of the order. The transaction information is transmitted to our database and an e-mail is sent to the customer indicating when their order has been shipped.

Customer Service

Support for our customers is provided 12 hours a day, seven days a week and most issues are resolved within 36 hours of notice of the issue. Customer service personnel respond to a broad range of questions and provide services such as:

•	assisting customers with e-commerce transactions;

•	tracking orders and questions related to fulfillment;

•	providing technical support for web site issues including problems with downloading or playing music;

•	maintaining the frequently-asked questions on our web site and keeping relevant information available for customers; and

•	providing feedback internally to make improvements to the site to enhance the overall customer experience.

We utilize an e-mail management system to more efficiently address the external e-mail received from customers and other users of our site. This system has a rule-based process that directs e-mails to the appropriate individual and escalates those issues requiring more attention. This system also enables the customer service team to build a knowledge base to help maintain the frequently-asked-questions on our web site.

Artist Support

We have an artist support department dedicated to addressing questions and issues from artists that have posted or want to post music on our web site. This team assists artists with technical issues related to publishing their music and artwork on our site. Artist support is available six days a week, 12 hours a day.

Competition

The market for the online promotion and distribution of music and music-related products is competitive. Barriers to entry on the Internet are relatively low, and we expect competition to increase significantly in the future. We face competitive pressures from numerous actual and potential competitors including:

•	Providers of online music content like farmclub.com (operated by Universal Music Group), EMusic.com, Inc., Launch Media, Inc., Artistdirect.com, Inc. and various private companies such as Sputnik7.com, garageband.com and MusicBank, some of which also offer artist services that compete with ours.

•	Companies offering mp3 or other audio compression formats, such as those of AT&T Corp., IBM Corporation, Liquid Audio, Inc., Microsoft Corporation, and RealNetworks, Inc. Some of these companies also offer customers the ability to download music from their web sites.

•	Online destination sites with greater resources than we have, such as online music retailers like Amazon.com, Inc. and CDNow, Inc. and online “portals” like America Online, Excite@Home Corporation, Infoseek Corporation, Lycos, Inc. and Yahoo!, Inc. Some of these companies have taken significant steps into the market for online music distribution. For example, Amazon.com has announced its launch of a digital-download area on its web site, allowing free song downloads. In addition, America Online offers downloadable music in leading formats. America Online’s merger with Time Warner, Inc. combines significant amounts of content with an established online distribution network.

•	Traditional music industry companies, including BMG Entertainment, EMI, Sony Music, Time Warner Inc. and Universal Music Group, all of whom have made public statements that they will pursue digital distribution and online promotion of music through in-house development efforts and strategic alliances.

•	File-sharing web sites and applications, including Napster, Inc., Freenet and Gnutella. Although the legality of such applications is currently in question, these applications boast large numbers of online users which exceed our current user base. The alleged popularity of these applications and web sites may continue whether or not such applications and/or web sites may be deemed illegal in certain jurisdictions. Moreover, in November 2000, Napster, Inc. entered into a partnership with Bertelsmann AG to potentially develop a record industry-friendly version of its file-sharing application.

Other companies have agreed to work together to offer music over the Internet, and we may face increased competitive pressures as a result. For example, in 1999 Microsoft Corporation and Sony Corporation announced an agreement to pursue a number of cooperative activities. Sony has announced that it will make its music content downloadable from the Internet using Microsoft’s multimedia software. In addition, Universal Music Group and BMG Entertainment have announced a joint venture to form an online music store.

The bases of competition in the online music promotion and distribution industry include:

•	quantity, quality and variety of digital recorded music content;

•	ability of consumers to search and listen to music according to their preferences;

•	ease of downloading music;

•	fidelity and quality of sound of the music; and

•	ability to promote its web site, both online and through traditional marketing, concerts and business partnerships.

We believe that we generally compete favorably on each of these bases. However, many of our existing and potential competitors have longer operating histories, more recognizable content, greater brand name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. We cannot assure you that web sites or services maintained by our existing and potential competitors will not be perceived by consumers, artists, talent management companies and other music-related vendors or advertisers as being superior to ours. We also cannot assure you that we will be able to maintain or increase our web site traffic levels, purchase inquiries and number of click-throughs on our online advertisements or that competitors will not experience greater growth in these areas than we do.

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

Sales and Use Tax

The taxation of goods sold over the Internet is currently unsettled. We collect sales taxes for goods shipped to California, Colorado, Virginia, Washington, Texas, and Massachusetts. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. However, the Internet Tax Freedom Act placed a three-year moratorium on new state and local taxes on Internet commerce. Though there have been efforts to extend this moratorium, it may not continue. Failure to renew this legislation would allow various states to impose taxes on Internet-based Commerce, which could adversely affect our business.

In addition, foreign jurisdictions may seek to impose tax collection obligations on companies like ours that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce internationally and limit our ability to profit from the sale of goods and services over the Internet in foreign countries.

Contests and Sweepstakes

We actively conduct online promotional contests and sweepstakes. Most of our promotions involve random drawing sweepstakes for which no purchase is necessary to participate. Periodically, however, we also conduct contests whereby users submit musical content for consideration by various entertainment or other media entities and companies. We post the official rules for these promotions, along with all material terms, conditions of eligibility, dates of participation, prizes, methods of entry and limitations, if any, on our web site. While we attempt to comply with the laws of all 50 state jurisdictions and Canada when applicable, we may not be uniformly successful, and other foreign jurisdictions may attempt to regulate or ban our promotional contests. In that event, we could lose an effective tool for increasing and keeping visitors to our web site, and our business could be adversely affected.

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

We may also be liable for anything that is accessible from our web site through links to other web sites. We attempt to minimize these types of liability by requiring representations and warranties relating to our artists’ ownership of and rights to distribute and submit their content and by taking related measures to review content on our web site and on our CDs. For example, we require our artists to confirm that their content does not infringe on any third-party copyrights, is not defamatory or obscene, and that they have the right to provide their content and have obtained all third-party consents necessary to do so. Artists also agree to indemnify us against liability we might sustain due to the content they provide. Our in-house musicologists listen to a significant amount of the music submitted to us for posting on our web site. If we have good reason to suspect non-compliance with copyright or trademark laws, we employ a system of verifying compliance through independent investigation and cross-checking of license rights with our in-house musicologists.

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

Third Party Intellectual Property Claims

In addition, third parties have claimed and may claim in the future that we have violated their intellectual property rights. For example, we are currently a defendant in a lawsuit brought by several “independent” record labels. These lawsuits claim that our My.MP3 service violated copyrights, including those of the record companies and their affiliated artists and publishers, by making available to consumers mp3 files containing music from the CDs they have in their possession. To the extent that the courts find that we are in violation of the copyright or other intellectual property laws with regard to our My.MP3 service, we may be required to pay substantial damages, including statutory or other damages that far exceed the resources and overall market capitalization of our company. We also may be required at any time by the courts to cease all operations of the My.MP3, Instant Listening, Beam-it or other related services. Furthermore, our insurance coverage and other capital resources, if any, may be inadequate to cover costs of these lawsuits or any possible settlements or licenses.

In addition, other companies from time to time have asserted that online music providers, including MP3.com, have violated various patent rights that they allegedly own covering the sale or distribution of music over the Internet through digital downloads, streams or other proprietary technologies. However, to the extent that the patent rights are valid and enforceable and cover our activities, we may be required to pay damages, obtain a license to use such patents or use non-infringing methods to accomplish our activities with regard to digital downloads, streams or other MSP services. It is possible that a license from such entities would not be available on commercially acceptable terms, or at all, or that we would be unable to provide digital downloads, streams or other MSP services in a non-infringing manner.

If successful, any of the above-mentioned third party claims, or claims by others that we violated their intellectual property rights, could seriously harm our business by forcing us to cease using important intellectual property or requiring us to pay monetary damages. Even if unsuccessful, these claims still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Employees

On December 31, 2000, we had 308 employees, including 127 in sales and marketing, 125 in engineering and product development and 56 in general administration. We consider our relations with our employees to be good. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key technical personnel. Competition for qualified personnel in our industry and geographical location has historically been intense, and we cannot assure you that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.

Legal Matters

We are currently involved in several lawsuits related to the availability of content in our My.MP3 service, as well as several shareholder class action and derivative suits. See “Item 3. Legal Proceedings.”

Directors, Executive Officers and Key Employees

The following table sets forth information about our directors, executive officers and certain of our key employees as of January 31, 2001:

Name	Age	Position

Directors and Executive Officers

Michael L. Robertson	33	Chief Executive Officer and Chairman of the Board

Robin D. Richards	44	President and Director

Paul L. H. Ouyang	43	Chief Financial Officer and Executive Vice President

Steven G. Sheiner	46	Executive Vice President, Sales and Marketing

Gregory P. Kostello	36	Executive Vice President, Technology

Derrick R. Oien	34	Senior Vice President and Chief Operating Officer

Carolyn J. Kantor	38	President of MP3.com International

Thomas A. Heymann (1)	43	Director

Lawrence F. Probst III (1)(2)	50	Director

Mark A. Stevens (2)	41	Director

Howard B. Weiner (1)	69	Director

Key Employees

William P. Dow	35	Vice President and Controller

Daniel K. O’Neill	39	Vice President, Engineering

(1)	Member of Compensation Committee

(2)	Member of Audit Committee

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

Robin D. Richards has served as our President and as one of our directors since January 1999. He also served as our Chief Operating Officer from January 1999 to January 2001. From October 1998 to January 1999 he served as Managing Director of Tickets.com, Inc., an Internet ticketing company. From March 1986 to October 1997 he was a founder and President and Chief Executive Officer of Lexi International, a tele-services company. Mr. Richards is a director of Cash Technologies Inc., a publicly-held company that provides solutions for coin and currency handling, cash management and electronic commerce transactions. Mr. Richards holds a Bachelor of Science from Michigan State University.

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

Gregory P. Kostello came to MP3.com in June 1999 with more than a decade of experience as a software engineer, most recently serving as engineering manager at Netscape Communications. In 1995, Mr. Kostello co-founded Digital Style Corporation, a software development company focused on creating Internet tools for web sites. Digital Style was subsequently acquired by Netscape in 1997. Before that, he held software engineering positions at Pages Software and Claris Corporation. He earned his Bachelor of Science from the University of California, Irvine.

Derrick R. Oien joined MP3.com in July 1999 and currently serves as our Senior Vice President and Chief Operating Officer. From January 1993 to November 1997 he served as Assistant Manager, Transportation at Sony Pictures Studios. From November 1997 to June 1998 Mr. Oien was an associate of business and technology solutions for BDO Seidman, LLP. From June 1998 to April 1999 he served as a staff consultant with Computer Sciences Corporation and from April 1999 to July 1999 was the global project management office manager with Universal Music Group. He holds a Bachelor of Science from California State University.

Carolyn J. Kantor joined MP3.com in July 1999 and currently serves as President of MP3.com International. Prior to joining MP3.com, Ms. Kantor was president of HK Entertainment Holdings, LLC from September 1998 to July 1999. From March 1998 to September 1998, Ms. Kantor was self-employed as a consultant to the financial and investment industries. From April 1996 to March 1998, she was president of the Brantrock Group, an investment advisory firm. She received her Bachelor of Science from Brandeis University and an MBA from the Anderson School of Management at UCLA.

Thomas A. Heymann has served as one of our directors since December 2000. Mr. Heymann is managing director of Digital Coast Ventures Corporation and has served in this capacity since May 2000. From February 1999 to March 2000, Mr. Heymann served as Chairman and Chief Executive Officer of GT Interactive Software, a leading global developer and publisher of interactive entertainment. Prior to that, Mr. Heymann spent eight years with The Walt Disney Company having joined the company in 1991 and was appointed President of the Disney Stores, Inc. in 1994. Mr. Heymann holds a Bachelor of Arts and Sciences from Northwestern University.

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

Howard B. Weiner has served as one of our directors since October 2000. Since January 1994, Justice Howard B. Wiener (retired) has been engaged in private dispute resolution, serving in more than 1,400 cases as a mediator, arbitrator and private judge. From 1978 to 1994, Justice Wiener was an Associate Justice of the California Court of Appeal, served on assignment to the California Supreme Court, as well as an assigned settlement judge for the San Diego Superior Court. From 1975 to 1978, he was on the Superior Court for San Bernadino County. Justice Wiener is a Fellow of the American College of Civil Trial Mediators and a member of the California Academy of Appellate Lawyers, and is also on the Board of Trustees of California Western School Law. He received his undergraduate degree from Brown University, his law degree from Harvard Law School and a Master of Law degree in the judicial process from the University of Virginia Law School.

William P. Dow has served as our Controller since March 1999. From June 1997 to March 1999, Mr. Dow served as Vice President of Finance for Data Tree Corporation, an information services company. From April 1995 to June 1997, Mr. Dow served as Controller of GTI Corporation, a supplier of networking and network-access products. From September 1988 to April 1995, Mr. Dow was employed by PriceWaterhouseCoopers LLP, serving most recently as Audit Manager. Mr. Dow holds a Bachelor of Science from San Diego State University and is a Certified Public Accountant.

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

Litigation Risk

We Have Been And Are Engaged In A Number Of Ongoing Lawsuits. We Have Settled Some Of The Lawsuits At Significant Expense, And These Expenses Together With Any Monetary Damages And/Or Settlement Expenses From Remaining Lawsuits Could Severely Impact Our Financial Condition. Litigation Could Also Result In The Discontinuation Or Interruption Of Services To Our Consumers.

We are currently a named defendant in a number of copyright lawsuits, including a class-action lawsuit and several individual lawsuits brought by independent record companies, each alleging that, among other things, portions of our My.MP3 and related services violated their respective copyrights. See "Item 3 - Legal Proceedings". We were also involved in similar significant litigation proceedings that either settled or were brought to judgment in 2000. These included a lawsuit brought by two major publishing companies and a lawsuit brought by ten major music recording companies (the “UMG case”), each concerning copyright claims like those described above. In the UMG case we were found by the court to have willfully infringed plaintiffs’ copyrights. Eight plaintiffs in that case settled through various agreements and two plaintiffs in that case proceeded through judgment. In view of the court’s rulings in the UMG case, there is a substantial risk that the issues of infringement, fair use, and willfulness may be adjudicated against us in the copyright cases still pending. This would mean that we would only be able to litigate the issue of damages. Although there were in excess of 78,000 CDs originally added to the My.MP3 service, we are unable to determine the number of valid copyright registration certificates that may be appropriately subject to an award of statutory or actual damages in these pending cases. We do not yet know, for example, whether these other plaintiffs will ultimately elect to recover statutory damages in lieu of actual damages, nor are we able to speculate as to the likely size of any award of statutory damages in these cases. At the rate of $25,000 per work (which is the per CD amount of statutory damages awarded by the court in the UMG case), our aggregate potential liability resulting from all of our copyright litigation proceedings could exceed one billion dollars.

During the year ended December 31, 2000, we recorded a charge for litigation and copyright matters of $170.0 million. The charge for litigation and copyright matters represented our estimate of the total costs to be incurred only in connection with the resolution of the various litigation and copyright matters associated with the My.MP3 service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3 service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge did not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3 service. This charge reflects management’s expectations as of the date of this annual report, and is based on currently available information as well as significant assumptions made by management regarding the various litigation and copyright matters. Cash payments for the settlements and judgments discussed above and other payments have reduced the cumulative amount reserved as a result of this charge to $42.9 million as of December 31, 2000. We cannot guarantee that future events or results will conform to our expectations or assumptions regarding the various litigation and copyright matters. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all copyright matters related to the My.MP3 service could be materially different than those recorded as of December 31, 2000, and could far exceed the resources and market capitalization of our company.

In addition to the copyright litigation discussed above, we and certain of our employees, officers and directors have been named as defendants in several lawsuits alleging violations of the federal securities laws. The complaints, which were filed between September 19, 2000 and November 15, 2000 in the United States District Court for the Southern District of California, each purport to be brought on behalf of a class of stockholders. The complaints allege that we and the other the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our My.MP3 service and the litigation surrounding the service. Also, between September 14, 2000 and October 26, 2000, certain stockholders of MP3.com filed shareholder derivative suits against MP3.com and certain of its employees, officers and directors in the Superior Court of the State of California, County of San Diego. These complaints allege various statutory and common law claims relating to the My.MP3 service. We have not recorded any charge related to these claims as of December 31, 2000.

We are also involved in other legal matters and claims of various types, and from time to time may also be involved in litigation relating to claims arising out of our operations in the normal course of business. We cannot assure you that we will be successful in ultimately defending any of these lawsuits, and we may be required to pay license fees or substantial damages, including statutory, punitive or other damages that far exceed the resources and overall market capitalization of MP3.com, in which event we might have to significantly limit or terminate our business operations, particularly because our business is not yet profitable. If successful, any one of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Risks Related To Our Business Model

We Have A Limited Operating History That Makes An Evaluation Of Our Business Difficult.

MP3.com, Inc. was incorporated in March 1998. Due to our limited operating history, and due to the risks described in this report, it is difficult to evaluate our current business and prospects and accurately predict our future revenues or results of operations. This uncertainty may result in one or more future quarters where our financial results may fall below the expectation of analysts and investors. As a result, the trading price of our common stock might decline significantly. Operating results may vary depending on a number of factors, many of which are outside our control.

Our Business Model Is Not Typical Of Traditional, More Established Business Enterprises And May Not Generate Sufficient Revenues For Our Business To Survive.

Our model for conducting business and generating revenues is new and unproven and may evolve rapidly. Our business model depends upon our ability to generate revenue streams from multiple sources including:

•	web site advertising fees from third parties;

•	online sales of CDs and music-related merchandise;

•	syndicated radio advertising revenues;

•	business music services revenues;

•	subscription channel revenues;

•	artist and consumer data;

•	label promotional activity fees;

•	My.MP3 subscription revenues; and

•	service and licensing fees from our technology infrastructure.

Our historical revenue sources and our projected revenue sources have changed as our business has evolved, and our revenue sources may change significantly in the future. Since our business may continue to evolve rapidly, the above sources of revenues, including those derived from our My.MP3 and other MSP-related services in development, may change, or increase or decrease in importance.

It is uncertain whether a music-based web site that relies on attracting people to learn about, listen to and download music, mostly from lesser-known artists, or a company which markets the technology and related services that drive the web site, can generate sufficient revenues to survive. We cannot assure you that our business model will succeed or will be sustainable as our business grows. In order for our business to be successful, we must not only develop services that directly generate revenue, but also provide content and services that attract consumers and businesses to our web site frequently. We will need to develop new offerings as consumer and business preferences change and new competitors emerge. We cannot assure you that we will be able to provide consumers with an acceptable blend of products, services, and informational and community offerings that will attract consumers and businesses to our web site frequently. We provide many of our products and services without charge, and we may not be able to generate sufficient revenue to pay for these products and services. Moreover, for those services that we provide for a fee, we may not generate sufficient revenue to offset the loss of advertising revenue on those services, or to cover the cost of the royalties that we must pay to content providers. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable.

We Recently Re-Introduced Our My.MP3 Service, Which May Not Be Successful, And Which May Adversely Impact Our Overall Business By Requiring A Substantial Investment And Disproportionate Amount Of Attention From Our Management And Employees. Also, Our My.MP3 Service May Not Generate Sufficient Revenues To Offset Our Ongoing Royalty Obligations To Licensors. In Addition, We Will Likely Need Additional Licenses To Enhance The Attractiveness Of The My.MP3 Services To Consumers.

In December 2000, we re-introduced the My.MP3 service and began offering the service to customers in two versions. A limited version of the service contains advertising and is offered for free. A premier version of My.MP3 contains less advertising than the free service. These and our other efforts to generate revenue from My.MP3 and other MSP services in development may not be successful or may meet significant consumer resistance. The development, maintenance and growth of the My.MP3 service will continue to require substantial resources and a substantial amount of management’s time and focus. If the revenues recognized as a result of the My.MP3 service are not sufficient to offset this investment of resources and time, our business may be harmed substantially.

Also, in connection with the launch of our upgraded My.MP3 service in 2000 and the subsequent litigation proceedings involving My.MP3, we entered into several license agreements with major recording companies covering the use of certain master recordings in My.MP3. These license agreements provide for payment of a one-time fee each time a licensor’s recording is added to a separate My.MP3 account. These licenses also provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from or in connection with the My.MP3 service or (ii) a specified amount accrued each time a licensor’s recording is streamed from My.MP3. Similarly, we entered into an agreement with the National Music Publishers’ Association, Inc. and its licensing subsidiary, The Harry Fox Agency, Inc., covering the use of certain musical compositions in My.MP3. The terms of this license with HFA call for a payment of one-quarter cent each time a song is streamed on demand to a customer from his or her My.MP3 locker, along with a one-time fee per track added to the My.MP3 service. Some of our master recording and musical composition licenses required us to make advance payments toward royalties earned under the respective license, and we may be required to make similar payments in the future. We cannot assure you that such advance payments will be fully recouped over the term of the relevant licenses, if ever, nor can we assure you that we will be able to generate revenues from the My.MP3 service in a manner sufficient to cover our ongoing royalty obligations under our various license agreements. If the revenues generated by the My.MP3 service are not sufficient to offset our ongoing royalty obligations, our business may be harmed substantially. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable. Also, in the event we are unable to fully recoup any advance payments made under our various license agreements, we may be required to write-off a significant portion of the prepaid amounts. This may result in one or more future quarters where our financial results may fall below the expectation of analysts and investors. As a result, the trading price of our common stock might decline significantly.

Consumers May Not React Favorably To The Current Configuration Of Our My.MP3 Service; We will Need Additional Licenses From A Large Number Of Third Parties In Order To Enhance the Attractiveness Of The My.MP3 Service And Deliver Some Content. We May Not Be Able To Secure A Sufficient Number Of Licenses On Acceptable Terms In Order To Provide A Necessary Level Of Service

In light of our past litigation proceedings, we have modified the My.MP3 service so that individual tracks are made available only if they are covered by one of our master recording and musical composition licenses. Currently, significantly less than all of the tracks contained on any one CD may be made available through My.MP3’s Beam-It and Instant Listening features. In order to enhance the attractiveness of the My.MP3 service to consumers, and relatedly increase the potential revenues to be generated by the service, we will need to obtain additional licenses covering more content from record companies, music publishing companies, performing arts societies and other third parties, and allowing users outside the current licensed territories to access restricted content. Although we have obtained several such licenses, including some in connection with the settlement of lawsuits as described above, the success of the My.MP3 Service may require that we be able to obtain licenses from enough parties to be able to offer a broad range of content. Because of the large number of potential parties from which we must obtain a license, we may never be able to obtain a sufficient number of licenses to allow us to provide services that will meet our customers’ expectations. The difficulty of obtaining negotiated license agreements with all the various third parties in the fragmented music recording and publishing industries continues to pose a substantial obstacle to our efforts to provide consumers with a fully satisfactory product. In particular, users of our My.MP3 service may decide that we are not able to provide them with access to enough of their music to make the service valuable, and they may choose not to subscribe to the fee-based My.MP3 service or to use other methods of accessing their music altogether. Even if we are able to obtain a sufficient number of licenses, those licenses may not be on favorable terms, and we may have to increase the amount that we charge consumers for our services in order to cover the costs of these licenses. Consumers may not be willing to pay the increased costs, and may discontinue the use of our services.

A Substantial Portion Of Our Revenues For At Least The Next Year Will Come From MPG. If Other Significant Sources Of Revenue Are Not Developed Or If This Relationship Is Prematurely Terminated, Modified Substantially Or Is Not Renewed, We May Not Have Sufficient Revenues To Sustain Our Growth And Our Stock Price May Fall.

In July 1999, we entered into an advertising, promotion and marketing agreement with MPG. This agreement was amended effective September 2000. As amended, the agreement provides for a significant scheduled decrease in advertising commitments over the next two years, which we may not be able to make up in revenue from other sources. For the quarter ended December 31, 2000, 61% of our revenues came from sales of our advertising, promotion and marketing services under this agreement. We anticipate that if we do not develop significant alternative revenue sources, a substantial portion of our revenues for the next year will come from sales under this agreement. Under this agreement, MPG’s quarterly advertising commitments are scheduled to decline by 60% after December 2001, from $15 million in the first quarter of 2001 to $6 million in the first quarter of 2002. Moreover, after December 2002, MPG’s quarterly commitments are scheduled to sharply decrease again, to only 2% or less of the scheduled quarterly commitment for the first quarter of 2001.

MPG is under no obligation to renew its relationship with us after the current agreement terminates at the end of December 2004 or to increase its advertising commitments with us when they significantly decrease under the agreement at the end of December 2001. If MPG does not increase its advertising commitments with us when they significantly decrease under the agreement at the end of December 2001 or renew its relationship after termination of the current agreement at the end of December 2004, and we do not gain alternative revenue sources, our revenues or growth rate will decline. In addition, if the parties agree to terminate or to substantially modify the agreement prior to its scheduled termination, our revenues, growth rate and stock price may also drop dramatically. We may not be able to develop enough additional revenue to offset the loss of revenues that is scheduled to take place under the MPG agreement, or that would result in the absence, or the significant modification, of our agreement with MPG. Moreover, the other revenue sources we may develop will be sufficient to maintain our past rate of revenue growth. If any of the aforementioned risks cause our revenues or our revenue growth rate to be substantially reduced, we may not have sufficient revenues to support our business, we may never become profitable and the market price of our stock may fall.

We Face Tremendous Competition For Online Users Of File-Sharing Applications And Web Sites.

There are a number of so-called “file-sharing” applications and web sites which allow users to “swap” music files online such as Napster, Freenet and Gnutella. Although the legality of such applications is currently in question, these applications boast large numbers of online users which far exceed our current user base. The alleged popularity of these applications and web sites may continue indefinitely whether or not such applications and/or web sites may be deemed illegal in certain jurisdictions. Moreover, in November 2000 Napster Inc. entered into a partnership with Bertelsmann AG to potentially develop a record industry-friendly version of its file-sharing application. The success of these relationships and the continued development and proliferation of file-sharing applications in general may serve to decrease the number of persons that turn to our company to obtain and listen to music, and may thus harm our overall business.

Our My.MP3 Licenses Could Result In Operational Complexity That May Divert Resources Or Make Our Business More Expensive To Conduct

The large number of licenses which we have to maintain also creates operational difficulties in connection with tracking the rights that we have acquired and the royalty payments that we must pay. For example, we have modified the My.MP3 service so that individual tracks are made available only if they are covered by one of our master recording and musical composition licenses. We are largely dependent on third party information when determining whether a track is covered by a license. Third parties erroneously may indicate themselves as the appropriate rights holder with respect to a particular track, or we may misinterpret data sent to us by our numerous licensors. As a result, we may inadvertently activate a track in the My.MP3 service that is not covered by one of our licenses, and accordingly may face litigation related to that track. In addition, our licensing agreements typically allow the third party to audit our royalty tracking and payment mechanisms to ensure that we are accurately reporting and paying the royalties owed. If we are unable to accurately track the numerous parties that we must pay in connection with each delivery of a musical work and deliver the appropriate payment in a timely fashion, we may risk termination of certain licenses.

We May Encounter Problems With Our Copyright Licenses, Which May Negatively Impact Our Ability To Provide Our Services.

We have significant licensing arrangements with major record labels and music publishers that were only recently entered into, and were structured in the context of litigation settlements or judgments rather than in the pursuit of mutual business objectives on an arms-length basis. As a result, we may face problems trying to run our business under these agreements, which may have terms that are less favorable to us than would have been the case had they been negotiated outside of the litigation context. Our ability to utilize, for example, recordings from recording companies in the My.MP3 service could be materially and adversely affected by current litigation and future settlements, and also by difficulties involved with operating under our existing settlement and licensing arrangements. Over time, we will be forced to periodically renew these licenses in order to continue to provide our My.MP3 service. When the current licenses expire we may not be able to secure renewals of these licenses on favorable terms, or at all, and the other parties may demand greater royalties as a condition of renewal. Also, we may encounter further disputes with the other parties to these licenses as they are performed because they may contain provisions that are difficult to implement, create disagreement or are economically unattractive when applied in the regular course of operating our business.

The United States Music Industry is Extremely Litigious; We May Continue to be Engaged In Litigation Even After All Copyright Issues Related to the My.MP3 Service Are Resolved. Expenses Related to This Ongoing Litigation Could Severely Impact Our Financial Condition, And Could Also Result In The Discontinuation Or Interruption Of Services To Our Consumers.

The music industry in the United States is generally regarded as extremely litigious in nature compared to other industries. As a result, in the future we may be engaged in litigation with others in the music industry, including those entities with whom we have ongoing license arrangements. For example, some of the major recording companies that settled their portion of the UMG case with us have asserted in writing that they believe the amount paid by MP3.com to UMG in satisfaction of the Court’s judgment, together with the concurrent issuance of warrants to UMG, triggered additional payments to them under the “most favored nations” clause in their settlement agreement with MP3.com. Although we do not believe they are entitled to any such additional payments, we cannot assure you that we will be successful in ultimately concluding this matter in an amicable fashion, or defending any resulting lawsuit. As a result, we may be forced to defend one or more lawsuits on this and other issues in the future, and in fact may be involved in a number of litigation proceedings with the same group of related plaintiffs. These lawsuits could harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general. We have not recorded any charge related to claims for additional “most favored nations” payments as of December 31, 2000.

Because Our My.MP3 Licenses Cover Limited Geographic Regions, We May Encounter Copyright Problems Outside The Licensed Territory, Which May Negatively Impact Our Ability To Provide Our Services.

Our My.MP3 licenses are geographically limited in scope and do not authorize us, by their own terms, to provide our My.MP3 and certain other MSP-related services on a worldwide basis. We attempt to restrict persons located outside the licensed territories from accessing restricted content within the My.MP3 service. However, because the Internet cannot be constrained by any geographic limitations we are unable to ensure with any certainty that individuals outside the territory will not be able to access restricted content. As a result, we may face copyright litigation in countries outside the licensed territories stemming from the ability of foreign users to access restricted content with the My.MP3 service. We cannot assure you that we would be successful in ultimately defending any of these lawsuits, and we may be required to pay license fees or damages as a result of any such litigation, or we might have to significantly limit or terminate the My.MP3 service. If successful, any one of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

We Are Competing In A New Market Which May Not Develop Or Where We May Fail To Gain Market Acceptance For Our Products And Services.

The market for online music promotion and distribution is new and rapidly evolving. As a result, demand and market acceptance for our products and services expose us to a high degree of uncertainty and risk. We have historically and are now largely attempting to capitalize on a talent pool of artists not currently served by the traditional recording industry. We cannot assure you that consumers will continue to be interested in listening to or purchasing music from our artists or that the traditional music industry will not successfully serve these artists in the future. If this new market fails to develop, develops more slowly than expected or becomes saturated with competitors, or our products and services do not achieve or sustain market acceptance, our business could be harmed. We believe the future popularity of downloadable digital music will depend, in part, on the availability of portable devices to store and replay this music. In addition, we are attempting to develop new features and services for our consumers based on our My.MP3 and other MSP-related services to allow consumers additional ways to access, manage and listen to their music on any web-enabled device or application. These efforts may not be successful and may meet significant consumer and industry resistance. To the extent that consumer acceptance or distribution of these portable devices and/or MSP services is delayed or these devices or services are not available at affordable prices, our market and thus a portion of our revenues, may not grow at a sufficient pace and our business could ultimately be harmed.

As Currently Contemplated, The Success Of Our Business Model Depends On Our Ability To Generate Substantially Increased Revenues From Subscription-Based Products And Services Such As Our Subscription Channels And My.MP3 Services.

In May 2000, our first subscription channel, offering classical music to our consumers, was introduced. Since then, we have also launched a childrens’ music channel, and we intend to pursue the creation of additional channels. When we re-introduced our My.MP3 service, we included a subscription-based alternative to the free service. The creation of these services is costly, both in terms of the cost of the required licenses and in the labor and systems expenses we incur to develop and maintain them. Consumers, who are accustomed to purchasing CDs and then listening to them for free may not be willing to pay for such music again on a subscription basis. Previous efforts by other companies to convince consumers to adopt a subscription-based music delivery model have been relatively unsuccessful when compared to traditional methods of music distribution. If consumers resist our subscription-based programs, we may never generate sufficient revenues from our subscription channels or other subscription-based services to overcome the high cost of providing such services.

We Expect Competition To Increase Significantly In The Future Which Could Reduce Our Revenues, Potential Profits And Overall Market Share.

The market for the online promotion and distribution of music and music-related products is competitive. Barriers to entry on the Internet are relatively low, and we expect competition to increase significantly in the future. Although we have secured licenses from record companies and other third parties for some of the content that we deliver, these licenses are generally non-exclusive. Moreover, much of our technology, including our Beam-it and Instant Listening services, subscription channels, the business music services and web site technology and software, are currently not protected by patents or other protection which would prevent third parties, including record companies and other rights holders, from duplicating the technology and providing services identical to ours. Although we have applied for patents with regard to a number of these and other core technologies of our business, none of these patents have yet been issued, nor is there any guarantee that they will ever be issued in the future. We face competitive pressures from numerous actual and potential competitors, many of which have longer operating histories, greater brand name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. We cannot assure you that web sites maintained by our existing and potential competitors will not be perceived by consumers, artists, talent management companies and other music-related vendors or advertisers as being superior to ours. We also cannot assure you that we will be able to maintain or increase our web site traffic levels, purchase inquiries and number of click-throughs on our online advertisements or that competitors will not experience greater growth in these areas than we do. Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could damage the long-term or short-term prospects of our business.

Our Continued Reliance On Revenue From Advertising May Not Provide Sufficient Financial Returns For Our Business To Grow Or Survive. We Currently Depend On A Small Group Of Customers For Our Advertising Revenue.

Although our business model contemplates multiple sources of revenue, we anticipate that in the foreseeable future we will depend substantially on revenue from advertising. During the year ended December 31, 2000, revenue from advertising accounted for 96.5% of our net revenues, an increase of 3.0% from the previous year. We currently depend on a small group of customers for our revenue from advertising. During the fourth quarter of 2000, one customer accounted for approximately 61% of net revenues, and our top ten customers accounted for approximately 83% of net revenues. We expect that most of our revenues will continue to be derived from third party advertising agreements. If any of our important customers were to leave us, our business could be harmed. Similarly, our revenues may also be adversely affected by the future insolvency of individual major customers or multiple other customers within the volatile Internet and technology industries. If we do not increase revenue from online advertising, our business may not grow or survive. Increasing our revenue from online advertising depends largely on our ability to:

•	conduct successful selling and marketing efforts aimed at advertisers;

•	increase the size of the MP3.com audience by increasing both our artist and consumer bases;

•	increase or at least maintain the amount of revenues per advertisement in face of a recent industry-wide decline in online advertising prices and use;

•	increase the size of our sales force, where appropriate;

•	target advertising to appropriate segments of our audience; and

•	measure accurately the size and demographic characteristics of our audience.

Our failure to achieve these objectives could reduce our revenue from online advertising and ultimately prevent us from generating the revenues we expect.

The Market For Online Advertising Is Currently Undergoing An Industry-Wide Decline In Prices, Usage And Perceived Desirability Which May Cripple Our Ability To Generate Revenue.

Standard industry-wide rates for online advertising have declined during the past year, and many advertising customers are using the Internet less for advertising, as well as demanding lower rates per advertisement. Our revenues depend heavily on online advertising and our company may not be able to survive a sustained continuation of this industry-wide decline in prices and the decreased desirability of online advertising in general. There has also been a decline in the number of viable “dot-com” businesses and technology companies in general, and the private and public equity markets on which those companies previously relied for capital have become increasingly unreceptive. As a result, even those companies that remain viable can be expected to continue to spend less on advertising, which may make it increasingly difficult for us to meet existing revenue expectations.

Many Of Our New Business Initiatives Are Untested And May Not Be Successful. Our Syndicated Radio, Business Services Or Infrastructure Licensing Initiatives May Not Succeed Due To Technological Challenges, Intense Competition And The Type Of Music That We Deliver.

During 2000 we launched several new business initiatives, which are untested and may not be successful. We expect to launch new initiatives in the future, such as label marketing and promotion, which will be similarly challenging. Several of these initiatives are based on a subscription model, which may not successfully generate revenue. We also may not successfully extend our business to serve personal Internet devices or new international regions. These new initiatives require significant investment of resources and time that could strain our resources beyond capacity. We may never realize benefits sufficient to offset such investment.

For example, we hope to grow our syndicated radio and business music services divisions into significant revenue-generating components of our business. However, our ability to syndicate and sell content to radio businesses or provide a comprehensive music solution to retail and other business establishments may be significantly limited by existing competition, which can be intense, from current content providers in these industries. The business music industry is currently served by competitors who have a substantially longer track record and operating history, have established distribution channels and production facilities, and are able to provide music by well-known artists. These companies include Muzak LLC, AEI Music Network, Inc., Music Choice, and DMX Music, Inc. We may not be able to compete with these companies effectively. In addition, our ability to deliver music to business establishments is dependent upon each location of the business having a fast, reliable connection to the Internet. Most retail establishments connect to the Internet through a standard telephone line using a dial-up connection and a modem. This type of connection may not be able to support the implementation of our business music delivery platform in many businesses. Also, we may encounter resistance from both radio stations and retail business establishments to utilizing our content since we feature content from lesser-known artists that is usually available for free streaming or download on our web site. In addition, most of the potential customers for our business music services already have entered into long term contracts with other providers that are not easily terminated. This is likely to result in extremely long sales cycles, which may negatively impact our ability to attract and sell our business music services. These divisions may not be able to attract a sufficient number of customers in order to be significant sources of revenues, and we may never realize the revenue levels that we have projected for this services. As a result, the financial performance of our company may be harmed.

Our infrastructure licensing initiative is in its infancy, and our ability to provide a comprehensive technology infrastructure solution to other businesses may be significantly limited by existing competition. The business music industry is currently served by competitors who have a substantially longer track record and operating history and have established customer relationships. We may not be able to compete with these companies effectively. This initiative may not be able to attract a sufficient number of customers in order to be a significant source of revenues, and we may never realize revenue from infrastructure licensing.

Record Companies With Whom We Enter Into Marketing And Promotional Arrangements May Choose Not To Renew Their Arrangements With Us, If Any, And We May Lose The Promotional Value Of Being Able To Feature Their Well-Known Artists On Our Web Site.

In December 2000, we entered into an agreement with a major label record company to provide, among other things, targeted promotional services in exchange for the right to feature well-known artists on our web site. We intend to enter into more such agreements in the future. If the record companies decide that our services are not as valuable as an alternative means of marketing or develop substantially equivalent promotional abilities themselves, then they may choose not to sign or renew such agreements, and we will lose the additional exposure associated with being able to feature well-known artists, consequently harming our business.

Rapid Growth In Our Operations And Infrastructure Is Placing A Significant Strain On Our Resources, And Failure To Manage This Growth Effectively Could Disrupt Our Operations And Prevent Us From Generating The Revenues We Expect.

Since our inception in March of 1998, we have experienced extended periods of rapid expansion in our web site traffic, personnel, facilities and infrastructure. For example, the number of monthly page views on our web site increased approximately 72% from December 1999 to December 2000. In addition, our employees increased from eight on December 31, 1998, to 274 on December 31, 1999, to 308 on December 31, 2000. Further expansion may be required to address potential growth in our artist and consumer bases, the breadth of our product and service offerings, and other opportunities. Our expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Mp3 Technology Is Controversial Within The Traditional Music Industry And May Face Continued Opposition, Which May Negatively Affect The Perception Of Our Business, Lead To Market Confusion, Alienate Advertisers And Consumers, And Reduce Our Revenue.

The traditional music industry has not embraced the development of the mp3 format to deliver music, in part because users of mp3 technology can download and distribute unauthorized or “pirated” copies of copyrighted recorded music over the Internet. Although our business model for the digital distribution of music supports more than one audio compression format and method of delivery, and is intended to discourage music piracy and ensure that only legitimate music is posted on our web site, our brand identity is currently linked to the mp3 technology and possibly with other companies that may not use mp3 or other similar technologies in a legal or scrupulous manner. As a result, we sometimes face and may continue to face opposition from a number of different music industry sources including record companies and studios, the Recording Industry Association of America and established artists with record contracts, due to our current brand identity and its potentially negative associations. In addition, adverse news or events relating to mp3 technology may lead to confusion in the public markets regarding our company and its prospects, alienate advertisers and consumers, reduce revenues and harm our overall financial results. This is in part evidenced by our current and past litigation proceedings, but additional disputes could arise in the future.

We May Have Difficulty Competing For Or Executing Business Partnerships And Making Acquisitions That We May Need To Expand Our Content And Distribution Channels, Which Could Impair Our Overall Strategic Goals.

Our business strategy includes entering into business partnerships and may include acquiring complementary businesses, technologies, content or products. We may be unable to complete suitable business partnerships and acquisitions on commercially reasonable terms, if at all. We expect to face competition for business partnerships and acquisition candidates and sponsorships. This competition could impair our ability to successfully pursue these aspects of our business strategy. Business partnerships or acquisitions could disrupt our ongoing business, distract our management and employees and increase our expenses. If we acquire a company, we could face difficulties assimilating that company’s personnel, culture and operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and lack of integration into our existing operations. If we finance the acquisitions by issuing equity securities, this could dilute our existing stockholders. Any amortization of goodwill or other assets, or other charges resulting from the costs of acquisitions, could adversely affect our operating results.

Without The Continued Development And Maintenance Of The Internet And The Availability Of Increased Bandwidth To Consumers, Our Business May Not Succeed.

Without the continued development and maintenance of the Internet infrastructure, we could fail to meet our overall strategic objectives and ultimately fail to generate the web site traffic and revenues we expect. This continued development of the Internet includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products including high speed modems, hand-held Internet devices or “personal digital assistants,” for providing reliable Internet access and services. The success of our business will rely on the continued improvement of the Internet and related products and services as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of music.

Our business will depend on the ability of our artists and consumers to continue to upload and download mp3 and other music files, as well as to conduct commercial transactions with us, without significant delays or aggravation that may be associated with decreased availability of Internet bandwidth and access to our web site. Our penetration of a broader consumer market will depend, in part, on continued proliferation of high speed Internet access. Even compressed in mp3 format, a typical three minute song file can occupy more than three megabytes of storage space. This file could take as much as two minutes to download over an xDSL or cable modem compared to 10 to 20 minutes over a conventional 56Kbps modem. Since the Internet is likely to continue to experience significant growth in the numbers of users and amount of traffic, the Internet infrastructure may be unable to support the demands placed on it. In addition, increased users or bandwidth requirements may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable commercial marketplace for the products or services that we offer.

Our Business Strategy Depends In Part On Our Ability To Deliver Music To Non-PC Devices And We May Not Be Successful In Developing A Version Of Our Service That Will Operate On Such Devices, That Manufacturers Of Such Devices Will Incorporate Into Their Products, And That Will Gain Widespread Adoption By Users.

In the coming years, the number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants and cellular telephones, as well as automobile, portable and component or home-based Internet-enabled radios and television set-top devices, is expected to increase dramatically. A key part of our business strategy as an MSP is to deliver music digitally to as many of these types of devices as possible. Our services are designed to use rich graphical, audio and other resources such as those available on personal and laptop computers. The lower resolution, poorer sound quality, lower functionality, lower memory and typically slower Internet access speeds associated with alternative devices may make the use of our services through such devices difficult and we may be unsuccessful in our efforts to modify our services to provide a compelling service for users of alternative devices. As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so and we may need to devote significant resources to the creation, support and maintenance of such versions.

If we are unsuccessful in developing versions of our services that can be distributed to alternative device users or if we are unable to attract and retain a substantial number of alternative device users to our online services, we will fail to capture a sufficient share of an increasingly important portion of the market for digital music delivery. Further, as the majority of our revenues are derived through the sale of banner and other advertising optimized for a personal computer screen, we may not be successful at developing a viable strategy for deriving substantial revenues from the delivery of digital music to users through alternative devices. Any failure to develop revenue-generating services that are adopted by a significant number of alternative device users could limit our growth and prevent us from becoming profitable, which could negatively impact our stock price.

Third-Party Manufacturers Must Choose To Develop, And Consumers Must Purchase, Alternative Music Delivery Devices Through Which We Can Deliver Music To Consumers. If They Do Not, We May Not Be Able To Operate As An MSP As We Have Described, And Our Business May Fail.

Currently, substantially all of the music that we deliver is delivered to consumers on their personal computers, since relatively few alternative devices are available that have the capability to receive and use digitally distributed music. In order for our business to be successful, third parties must design and manufacture such alternative devices, including automobile, portable and home-based Internet radios, personal digital assistants and mobile phones that are compatible with the technology that we use to deliver music. We cannot guarantee that such devices will ever become available or that they will be purchased by consumers. If they are not manufactured and purchased, we will not be able to operate as an MSP as we have described in this report and elsewhere, and our revenues and stock price may fall.

Financial Risks

Our Quarterly Revenues And Operating Results Are Not Indicative Of Future Performance And Are Difficult To Forecast, And Our Stock Price May Fall If Our Performance Does Not Meet Analysts’ Or Investors’ Expectations.

As a result of our limited operating history, we do not have historical financial data for a significant number of periods upon which to forecast quarterly revenues and results of operations. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as indicators of future performance. In addition, our revenue and earnings may vary substantially as a result of seasonal Internet use and/or the business cycles of the music industry, online advertisers and of Internet commerce in general. Moreover, our gross margin and net losses may fluctuate from quarter-to-quarter due to changes in our revenue mix and the timing of expenditures in our web site and operating expenses. However, the actual effect of these factors on the price of our stock will be difficult to assess due to our limited operating history. In one or more future quarters our results of operations may fall below the expectations of securities analysts and investors, and the trading price of our common stock may be affected.

We Expect Net Losses In The Future And May Never Achieve Profitability, Which May Cause Our Stock Price To Fall.

In 2000 and 1999, we had a net loss of approximately $279.5 million and $42.5 million, respectively. We expect substantial net losses and negative cash flow for the foreseeable future. We believe it is critical to our long term success that we continue to develop MP3.com brand awareness and loyalty through marketing and promotion, expand our artist and consumer networks, develop our online content and expand the commercial application of our other services. Our operating expenses may continue to increase significantly during the next several years, especially in sales and marketing and product development. We may also incur significant litigation and settlement expenses, as we did in 2000, due to our pending litigation and any other lawsuits that may arise. With increased expenses, we will need to generate significant additional revenues to achieve profitability, especially in light of the dramatic scheduled reduction in revenues from our agreement with MPG, discussed elsewhere. As a result, we may never achieve or sustain profitability and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Unless We Obtain Additional Financing, We May Not Be Able To Meet Our Strategic Business Objectives.

Our available cash and equivalents and short and long-term investments in marketable securities are expected to be sufficient to meet our cash requirements for at least the next 12 months, even taking into account certain litigation settlement payments that may be required in connection with claims related to our My.MP3 service to the extent we have accrued such amounts as of December 31, 2000. However, we may need to raise additional funds in order to:

•	satisfy any damage awards or unanticipated settlement costs related to our current or potential future litigation proceedings;

•	finance unanticipated working capital requirements;

•	obtain additional licenses in order to provide certain music services and/or specific content to consumers;

•	develop or enhance existing services or products;

•	fund distribution relationships;

•	respond to competitive pressures; or

•	acquire complementary businesses, technologies, content or products.

We cannot assure you that additional financing will be available on terms favorable to us, or at all. In particular, potential investors or lenders might be deterred from financing our company given its past, current and potential litigation and other legal challenges, or might demand terms unfavorable to us as conditions to investment or funding. If adequate funds are not available or are not available on acceptable terms, our ability to satisfy litigation awards or settlement, obtain additional music licenses, fund possible expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, and these securities may have rights, preferences or privileges senior to those of our stockholders.

We Have Made Investments In Other Companies From Which We May Never Be Able To Derive Income And In Relation To Which We Have Had To And May In The Future Have To Record Impairment Expenses, Which Will Impact Our Financial Results.

We have made investments in and other business arrangements with companies that have experienced financial and operational difficulties, including bankruptcy, which could impair the overall value and potential value of these investments and arrangements. This could, in turn, negatively impact our business operations, financial accounting results and stock price. During the year ended December 31, 2000, we recorded expenses related to the impairment of our strategic investments equal to $50.7 million. We may have to record additional impairment expenses in future quarters, and there can be no assurance that we will ever benefit from these investments.

Our Stock Price And Trading Volume Has Been And May Continue To Be Extremely Volatile.

The trading price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	developments related to our current or future legal proceedings;

•	actual or anticipated variations in quarterly and/or annual operating results;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates and/or ratings by securities analysts;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	additions or departures of key personnel;

•	sales of common stock;

•	the granting and/or exercise of warrants to purchase our common stock;

•	perceived and/or actual sales of our stock by company insiders; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the Nasdaq National Market and the stock prices of Internet-related companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. In addition, the market reaction to companies in the Internet sector is often tied to the success of a few established companies such as AOL-Time Warner, Inc., Yahoo! Inc., eBay Inc. and Amazon.com, Inc., regardless of such companies’ relation to a particular company, including ours. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against companies. Class-action and derivative lawsuits have been filed against us arising in part from the decline in our stock price throughout 2000, as described elsewhere in these risk factors. This litigation could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, financial condition and the market price of our common stock.

Substantial Future Sales Of Our Common Stock In The Public Market Could Cause Our Stock Price To Fall.

Sales of a large number of shares of our common stock in the public market or the perception that such sales could occur could cause the market price of our common stock to drop. The majority of our shares are freely transferable without restriction or registration under the Securities Act of 1933, unless such shares are held by our affiliates, as that term is defined in Rule 144 under the Securities Act. Once issued, any shares registered on a Form S-8 registration statement, as all of our shares subject to outstanding options are, may be freely transferable without restriction or registration under the Securities Act of 1933, with the exception of certain shares held by our affiliates, as that term is defined in Rule 144 under the Securities Act. Sales of common stock by existing stockholders in the public market, or the availability of such shares for sale, could adversely affect the market price of the common stock.

Holders of up to 17,088,152 shares of our common stock, as well as holders of warrants to purchase up to 5,400,000 shares of common stock, have certain registration rights. If such holders, by exercising either their registration rights or their rights under Rule 144 or Rule 701, cause a large number of securities to be registered and/or sold in the public market, such sales could have an adverse effect on the market price for our common stock. If we were to include in a company-initiated registration shares held by such holders pursuant to the exercise of their registration rights, such sales may have an adverse effect on our ability to raise needed capital.

Risks Related To Sales and Marketing

Our Brand Name And Revenues Could Be Damaged If The Music Provided By Lesser-Known Artists Fails To Meet Consumer Expectations.

Many artists, including most widely-recognized artists, typically sign multi-year exclusive recording contracts that may prevent them from posting music on our web site. To post music on our web site, these artists must typically get permission from their record company. As a result, our access to widely-recognized artists is limited. If the music provided by these lesser-known and local artists fails to meet consumer expectations, our brand name could be damaged and our business may not generate sufficient revenues to survive.

Development Of New Standards For The Electronic Delivery Of Music May Diminish Our Brand Identity And Disrupt The Way We Do Business.

We currently rely on mp3 technology for both brand identity and as a delivery method for the digital distribution of music. We do not own or control mp3 technology. The onset of competing industry standards for the electronic delivery of music could significantly affect the way we operate our business as well as the public’s perception of MP3.com as a company. For example, for almost two years, some of the major recording studios devoted significant resources into developing a universal standard for the electronic delivery of music, called the Secure Digital Music Initiative, or SDMI. Although at this time SDMI does not appear to be a viable standard, the development of which may be abandoned entirely, the recording companies may continue to pursue SDMI or similar efforts in the future. In addition, a number of corporations including Microsoft Corporation, IBM Corporation, AT&T Corp., Liquid Audio, Inc., RealNetworks, Inc. and Sony Corporation have launched efforts to establish proprietary audio formats to compete with the mp3 format. Some competitive formats offer security and features that track the number of copies made or designate each copy with an identifiable “watermark.” The mp3 technology we currently use does not offer these features. These features are especially popular among groups associated with the traditional music industry, and are being promoted by some of our competitors. Widespread industry and consumer acceptance of any of these audio formats could significantly harm our business if we are unable to adapt and respond to these changing standards. Although we are not tied exclusively to the use of mp3 technology or to any other specific standard for the digital delivery of music, if a proprietary, or closed, music delivery format receives widespread industry and consumer acceptance, we may be required to license additional technology and information from third parties in order to adopt that format. We cannot assure you that this third-party technology and information will be available to us on commercially reasonable terms, if at all. Any failure to obtain any of these technology and information licenses or to successfully reconfigure our music library to support these technologies could prevent us from making our music available in the most widely accepted formats, which could make our offerings less popular or inaccessible to both consumers and artists and thus harm our business.

Unless We Develop A Strong Brand Identity, Our Business May Not Continue To Grow And Our Financial Results May Suffer.

We believe that our historical growth and brand recognition have been largely attributable to frequent and visible national and local media exposure as well as promotion of our web site. The frequency or quality of this media exposure or promotion may not continue. Widespread industry and consumer acceptance of a music delivery platform other than the mp3 format may greatly reduce the frequency and quality of this media exposure and promotion and, as a result, our brand recognition. Further, negative publicity from our litigation proceedings, or from negative perceptions in the public and financial community of “dot-com,” “e-commerce” or “Internet content” companies, could hurt public perception of our brand and cause consumers and artists to use other web sites or other means of accessing and distributing their music. We believe that continuing to strengthen our brand will be critical to achieve widespread acceptance of our products and services. Favorable public perception of our brand will depend largely on our ability to continue providing users with high quality products and services and the success of our marketing efforts. We plan to increase our marketing expenditures to create and maintain brand recognition. However, brand promotion activities may not yield increased revenues and, even if they do, any increased revenues may not offset the expenses we incur in building our brand.

If We Do Not Transcend A Mere Association Between Our Company And The Mp3 Format In The Minds Of Consumers, Our Brand Identity And Financial Results Could Suffer.

The growth of our business will also depend in significant part on our ability to develop a brand identity that transcends a mere association with the mp3 format. We must pursue a brand development strategy that identifies our company as a primary source for interesting and diverse high quality music and artists above and beyond mp3 technology. Although MP3.com is not tied exclusively to the use of mp3 technology or to any other specific standard for the digital delivery of music, failure to achieve brand recognition apart from the mp3 format could significantly affect the future viability of our brand name and our ability to generate revenues.

If We Fail To Collect Accurate And Useful Data About Our Consumers, Potential Advertisers May Not Advertise On Our Web Site, Which May Result In Reduced Advertising Revenues.

We plan to use consumer data to expand, refine and target our marketing and sales efforts. We collect most of our data from users who report information to us as they conduct transactions on our web site. If a large proportion of users impede our ability to collect data or if they falsify data, our marketing and sales efforts would be less effective since advertisers generally require detailed demographic data on their target audiences. In addition, laws relating to privacy and the use of the Internet to collect personal information, including strict laws relating to collecting information from children, could limit our ability to collect data and utilize our database. Failure to collect accurate and useful data could result in a substantial reduction in advertising revenues, which represented 96.6% of our total revenues during 2000. Because we use e-mail for direct marketing, any legislative or consumer efforts to regulate unsolicited bulk e-mails, commonly referred to as “spam,” as well as other laws regulating the use of e-mail, could significantly impair our sales and marketing efforts and our associated advertising revenue.

Risks Related To Operations

Our International Operations Involve Numerous Risks That Could Harm Our Business.

We currently operate a small branch office in London, England, through which we manage our European operations and attempt to market and sell our services in several other countries. Our artists reside in over 190 countries as of December 31, 2000, and customers visit our web site from all over the world. We have also entered into relationships with third parties outside of the U.S. to assist with our penetration of foreign markets.

To date, we have developed three translated versions of our web site and have limited experience selling and marketing our products and services internationally. We believe we need to continue to expand quickly into international markets in order to effectively obtain and maintain market share. In most countries, we will have to compete with local companies who understand the local markets better than we do and who may have established local brand identity and customer loyalty. As a result, we may not enjoy some of the first-to-market advantages that we may have enjoyed in the United States.

In addition, international markets that we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower in adoption of the Internet as an advertising and commerce medium. Moreover, expansion into international markets will require substantial management attention and financial resources. We cannot be certain that revenues derived from our international expansion will offset the significant investment required to establish and maintain international web sites and an international presence. In addition to uncertainty about our ability to generate revenues from our foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level. We are subject to the normal risks of doing business internationally, as well as risks specific to Internet-based companies in foreign markets. These risks include:

•	delays in the development of the Internet as a music delivery, advertising and commerce medium in international markets;

•	difficulties in managing operations due to distance, language and cultural differences, including issues associated with establishing management systems infrastructures in individual markets;

•	unexpected changes in regulatory requirements;

•	the inability to obtain workable licenses to operate our My.MP3 or other MSP-related services internationally;

•	government-imposed restrictions on the public’s access to the Internet;

•	legal uncertainty regarding liability for the content posted on our web site and the lack of clear legal precedent or applicable law;

•	legal systems that are less Internet-friendly than those in the United States;

•	different accounting practices;

•	potential adverse tax consequences, such as those associated with cross-border use of intangible assets, and others;

•	more stringent consumer protection laws;

•	higher costs of doing business in foreign countries;

•	difficulties and costs of staffing and managing foreign operations;

•	increased risk of piracy and limits on our ability to enforce our intellectual property rights;

•	the need to comply with different and often conflicting laws and regulations;

•	political and economic instability; and

•	other legal and political risks.

Any of these factors could harm our future international operations, and consequently our business, operating results and financial condition. In addition, we do not currently hedge our foreign currency exposures.

For Content, We Rely Heavily On The Contributions Of Artists Who, Over Time, May Be Difficult To Attract And Retain.

Our success depends on having a web site that offers high quality and diverse music choices. Our failure to attract and retain artists who can provide us with music and other content would limit the overall quality and quantity of the offerings on our web site and harm our business. Because our contracts with artists are, with few exceptions, non-exclusive and can be terminated by the artist at any time, our retention of artists requires that we offer sufficient benefits, including artist services and artist-oriented content, to encourage them to continue providing us with content. If we are not able to maintain our ability to serve and provide valuable tools to artists, artists may leave our web site and remove their music and other content. This could also prevent us from attracting new artists. We may also lose artists who gain recognition on our web site and then are recruited by or attracted to the traditional music industry. The loss of artists and the inability to attract new artists would impair our ability to generate advertising revenue, generate CD revenues and offer a broad selection of content through our syndicated radio and business music services.

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

Our future success will depend on our ability to attract, train, retain and motivate other highly skilled technical, managerial, marketing and customer support personnel. Despite the recent downturn in the viability and attractiveness of “dot-com” companies to the general workforce, competition for these personnel has historically been intense, especially for engineers, web designers and advertising sales personnel, and we may be unable to successfully attract sufficiently qualified personnel. Moreover, we may experience significant turnover of our current employee workforce. Substantially all of our employees joined us in 1999. If we cannot integrate these employees into our business, we will not be able to effectively manage our growth. Also, our inability to hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of our programs, products and services.

We Must Continue To Upgrade Our Technology Infrastructure, Or We Will Be Unable To Effectively Meet Demand On Our Web Site.

In 2000, approximately 2.1 terrabytes of musical content was added to our web site, and the number of monthly page views to our web site increased approximately 72% from December 1999 to December 2000. We must continue to add hardware and enhance software to accommodate the increased content and use of our web site. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our web site may become unstable and may fail to operate for unknown periods of time. Unscheduled downtime could harm our business and also could discourage users of our web site and reduce future revenues.

Our Data Warehousing And Web Server Systems May Stop Working Or Work Improperly Due To Natural Disasters, Failure Of Third-Party Services, Rolling Blackouts And Other Unexpected Problems.

Since our data warehousing, web server and network facilities are all located in California, an earthquake or other natural disaster could affect all of our facilities simultaneously. An unexpected event like a power or telecommunications failure, fire, flood or earthquake at our on-site data warehousing facility or at either of our three Internet service providers’ facilities could cause the loss of critical data and prevent us from offering our services to artists and consumers. In addition, California utility companies are currently experiencing a financial crisis which have led to “brownouts,” “rolling blackouts” and other disruptions of power services to consumers. These losses of power could continue or worsen due to circumstances out of our control and adversely affect our business or shut down our web site and other operations entirely. Our business interruption insurance may not adequately compensate us for any losses that may occur, and our web site may suffer irreparable harm in the eyes of consumers and artists. In addition, we rely on third parties to securely store our archived data, house our web server and network systems, and connect us to the Internet. A failure by any of these third parties to provide these services satisfactorily would impair our ability to access archives and operate our web site.

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

Government Regulation May Require Us To Change The Way We Do Business.

The laws and regulations that govern our business change rapidly. Although our operations are currently based in California, the United States government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media, and personal privacy and data protection may apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. In addition, most of the laws that relate to the Internet have not yet been fully interpreted by the various courts and other authorities.

Furthermore, we have entered into agreements with international entities, and anticipate entering into additional agreements, to conduct business activities in foreign jurisdictions. Because our services are accessible worldwide, and because we facilitate sales of goods and provide services to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, a French court has recently ruled that a U.S. web site must comply with French laws regarding content and, in December 2000, the highest court in Germany ruled similarly with regard to German law.

On October 28, 1998, the Digital Millennium Copyright Act (or “DMCA”) was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on our future business activities, we and our business partners may be required to pay licensing fees for digital sound recordings we deliver on our web site and through retransmissions of radio broadcasts and/or other audio content. The DMCA does not specify the rate and terms of such licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. Moreover, with respect to digital publishing, sound recording and other music licenses not directly covered by the DMCA, we plan to engage in a proceeding before a tribunal of the United States Copyright Office along with the Recording Industry Association of America during 2001 to determine what, if any, licensee fees should be paid to various rights holders. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, and by increasing the cost of doing business for our customers.

The Child Online Protection Act and the Child Online Privacy Protection Act (or “COPPA”) were enacted in October 1998. COPPA imposes civil and criminal penalties on persons distributing material harmful to minors over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly collect and disclose personal information from such minors. The manner in which COPPA may be interpreted and enforced cannot be fully determined, and future legislation similar to COPPA could subject us to potential liability, which in turn could harm our business. Such laws could also damage the growth of the Internet generally and decrease the demand for our products and services.

Finally, there are a large number of legislative proposals before the United States Congress and various state legislatures regarding online and other issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registration and revenue, and influence how and whether we can communicate with our customers.

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

Risks Related To Government Regulation, Content and Intellectual Property

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

Our intellectual property includes our trademarks and copyrights, proprietary software, and other proprietary rights. We believe that our intellectual property is important to our success and our competitive position, and we try to protect it. However, our efforts may be inadequate. Although we have applied for a trademark registration for the “MP3.com” name in numerous jurisdictions worldwide, we do not currently have a registered trademark in nearly all of these jurisdictions, including the most important jurisdictions such as the United States, and we may not be able to prevent others from using “mp3” or “MP3.com.” Use of the “MP3.com” name by others could dilute our brand identity and confuse the market. Moreover, much of our technology, including our Beam-it and Instant Listening services, subscription channels, the business music services and web site technology and software, are currently not protected by patents or other protection which would prevent third parties, including record companies and other rights holders, from duplicating the technology and providing services identical to ours. Although we have applied for patents with regard to a number of these and other core technologies of our business, none of these patents have yet been issued, nor is there any guarantee that they will ever be issued (or prosecutable) in the future. In addition, our ability to conduct our business may be harmed if others claim we violate their intellectual property rights. For example, certain entities have asserted that many online music providers, including MP3.com, violate patent rights that they allegedly own covering forms of distribution of music over the Internet (including the sale of digital downloads and certain music streaming technologies). If successful, these claims, or similar claims by others, could seriously harm our business by forcing us to cease using important intellectual property or requiring us to pay monetary damages. Even if unsuccessful, these claims could harm our business by damaging our reputation, requiring us to incur legal costs and diverting management’s attention away from our business.

Item 2. Properties

Our principal administrative, marketing and product development facilities are located in two buildings of approximately 61,000 and 47,000 square feet, respectively, of office space in San Diego, California. Additionally, we have four small offices in Encino, California, San Francisco, California, and London, England that are primarily used for sales and marketing activities. We also maintain a government relations office in Washington, DC. A listing of all primary facilities and the corresponding location, square feet, expiration date of the lease, and principal activities is set forth below.

		Approximate	Expiration Date
Location	Principal Activities	Square Feet	of Lease

4790 Eastgate Mall San Diego, CA 92121	Sales and Marketing, Operations and General Administrative	61,000	July 2005

4780 Eastgate Mall San Diego, CA 92121	Engineering and Product Development	47,000	March 2009

Item 3. Legal Proceedings

Major Label Lawsuits. On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com, Inc. in the United States District Court for the Southern District of New York (the “Major Label Lawsuit.”) The complaint alleged that MP3.com, in connection with certain content available in its My.MP3 service, made unauthorized copies of tens of thousands of audio CDs in violation of the Copyright Act. On April 28, 2000, the court granted plaintiffs’ motion for summary judgment and held that MP3.com was liable for infringing plaintiffs’ copyrights, and the litigation proceeded with discovery on the issues of willfulness and damages. On May 10, 2000, MP3.com disabled the plaintiffs’ content within the My.MP3 service.

Between June and August 2000, MP3.com entered into settlement and license agreements with Warner Music Group, BMG Entertainment, Sony Music and Capitol Records, Inc. (EMI), which together represented eight of the ten major recording companies that filed the Major Label Lawsuit. The settlement agreements provide for a settlement amount to be paid in cash by MP3.com in exchange for a release from the settling plaintiffs and their affiliated entities (as defined in the settlement agreements) of all claims related to the lawsuit and the My.MP3 service. “Most-favored-nation” provisions in these settlement agreements require additional settlement amounts to be paid under certain circumstances.

As a result of these settlements, the Major Label Lawsuit was limited to a dispute with UMG Recordings, Inc., which represents two of the original plaintiffs. A trial in the case was held from August 28 through September 6, 2000 on the issues of willfulness and damages. After hearing evidence, the court ruled on September 6, 2000 that MP3.com had willfully infringed UMG’s copyrights and awarded damages to UMG in an amount of $25,000 per CD. The Court then scheduled a period to allow MP3.com to conduct discovery concerning the certificates of registration for which plaintiffs sought damages. Prior to trial, UMG claimed that it held valid copyright registrations on between 5,000 and 10,000 CDs. On November 16, 2000, UMG made a motion for entry of judgment in the amount of $53,400,000 million in statutory damages, costs and attorneys’ fees, which MP3.com did not oppose. As a result, a judgment in that amount was entered.

MP3.com has also entered into a license agreement with UMG. Subject to certain affirmative obligations of MP3.com and other terms and conditions regarding the implementation of the My.MP3 service, the license agreements discussed above permit MP3.com to utilize recordings owned by Warner Music Group, BMG Entertainment, Sony Music, EMI and UMG as part of the My.MP3 service. The license agreements have terms of approximately three to ten years, and provide for payment of a one-time fee each time a licensor's recording is added to a separate My.MP3 account. These licenses also provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from or in connection with the My.MP3 service or (ii) a specified amount accrued each time a licensor’s recording is streamed from My.MP3. Although MP3.com has obtained license agreements permitting the use of recordings from BMG Entertainment, Warner Music Group, Sony Music, UMG and EMI, we cannot guarantee that MP3.com will be able to secure similar license agreements from any other recording company.

Other Record Label Lawsuits. Over the course of 2000, some other entities filed lawsuits against us based on the same set of allegations as the UMG case. These include: Zomba Recording Corp.; Tee Vee Toons, Inc.; Koch Entertainment and Velvel Records LLC (the “Koch case”); EMusic.com, Inc., Fuel 2000 Records, Spinart, Inc., Gig Records, Fearless Records, and Invisible Records (the “EMusic case”); and Unity Entertainment Corporation (the “Unity” case). Additionally, several independent labels have sent us demand letters alleging similar claims. Discovery in the Tee Vee Toons case is scheduled to end on January 26, 2001, the final pre-trial Conference is scheduled for February 27, 2001, and trial is scheduled to commence on March 26, 2001. Discovery in the Zomba case is currently being conducted and is scheduled to close on March 5, 2001, the final pre-trial conference is scheduled for April 13, 2001 and pursuant to the case management plan the case is to be ready for trial on April 16, 2001. Discovery in the Koch case is scheduled to close on March 9, 2001 and the final pre-trial conference is scheduled for April 23, 2001. The complaint in the EMusic case was filed on December 14, 2000. MP3.com’s response to the complaint is currently due by February 8, 2001. The Unity case, which purports to be brought on behalf of Unity, an independent record company whose works were allegedly used in the My.MP3 service, and all other similarly situated entities or individuals, was filed on November 7, 2000. MP3.com, Inc. answered the Complaint on January 16, 2001. In view of the court’s rulings in the Major Label Lawsuit, there is a substantial risk that the issues of infringement, fair use, and willfulness may be adjudicated against us in these cases. This could mean that we would only be able to litigate the issue of damages.

Publisher Lawsuits. On March 14, 2000, two large music-publishing companies, MPL Communications, Inc. and Peer International Corporation, with the assistance of The Harry Fox Agency, Inc., filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York (the “MPL/Peer case”). The complaint alleged that MP3.com, in connection with its My.MP3 service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act, and that MP3.com, in connection with the streaming of audio content to users of the My.MP3 service, continued to make unauthorized digital phonorecords in violation of the Copyright Act. The complaint further alleged that MP3.com’s actions constituted unauthorized copying and willful infringement of plaintiffs’ copyrights. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3 service or any other service that uses unauthorized reproductions of plaintiffs’ copyrighted works. Additionally, Zomba Enterprises, Inc. has filed its own music publishing case against us. In view of the court’s rulings in the Major Label Lawsuit, there is a substantial risk that the issues of infringement, fair use, and willfulness may be adjudicated against us in these cases with publishers. This could mean that we would only be able to litigate the issue of damages.

On October 17, 2000, MP3.com, the National Music Publishers’ Association, Inc. and its licensing subsidiary, The Harry Fox Agency, Inc. entered into a preliminary agreement that —if approved by individual HFA music publisher-principals —would permit the use of up to one million musical compositions on the My.MP3 service. In addition, MP3.com, MPL and Peer agreed to settle the MPL/Peer case upon finalization of the preliminary agreement, and agreed to stay the MPL/Peer case pending such finalization. In the MPL/Peer case a stipulation of dismissal with prejudice was subsequently signed by the parties on December 28, 2000 and so ordered by the Court on January 2, 2001.

The proposed, 3-year licensing arrangement provides that MP3.com will pay up to $30,000,000 to HFA for the benefit of up to 25,000 music publishers and their songwriter partners, to be allocated to two equal funds. One fund will be used to pay HFA publisher-principals for past uses of music on the My.MP3 service, in exchange for a release from HFA publisher-principals and their affiliated entities of all claims related to the MPL/Peer case and the use of their compositions on the My.MP3 service. The other fund will provide advance payments toward royalties earned under the prospective license. The terms of the prospective license call for a payment of one-quarter cent each time a song is streamed on demand to a customer from his or her My.MP3 locker, along with a one-time fee per track added to the My.MP3 service. In December 2000, MP3.com and HFA agreed to extend the period of time during which individual HFA music publisher-principals could approve the preliminary agreement and permit their musical compositions to be used on the My.MP3 service.

Artists’ Class Action. On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleged that the recording company defendants, in the Major Label Lawsuit), claimed rights in plaintiffs’ recordings that they did not possess. In particular, the complaint alleged that the recording company defendants did not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, did not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and did not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleged that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs asked to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likenesses to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings. On August 28, 2000, the Court issued an oral ruling dismissing all claims against MP3.com. On December 7, 2000, judgment was entered dismissing, with prejudice, the federal claims against the defendants. All state claims were dismissed for lack of an independently sufficient jurisdictional basis. Plaintiffs filed a Notice of Appeal on January 5, 2001.

Copyright Settlement Discussions; Charge to Earnings. MP3.com has pursued and continues to actively pursue settlement discussions with the various plaintiffs and claimants in the cases and disputes discussed above. The decision whether to enter into settlement and/or license agreements with each party will be based upon a number of factors related to both the lawsuits and MP3.com’s business in general. We cannot guarantee that we will be able to enter into any additional settlement agreements on terms favorable to MP3.com, if at all, or that any settlement or license agreement will prove beneficial to our business or stockholders. During the year ended December 31, 2000, we recorded a charge for litigation and copyright matters of $170.0 million. The charge for litigation and copyright matters represented our estimate of the total costs to be incurred only in connection with the resolution of the various litigation and copyright matters associated with the My.MP3 service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3 service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge did not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3 service. This charge reflects management’s expectations as of the date of this annual report, and is based on currently available information as well as significant assumptions made by management regarding the various litigation and copyright matters. Cash payments for the settlements and judgments discussed above and other payments have reduced the cumulative amount reserved as a result of this charge to $42.9 million as of December 31, 2000. We cannot guarantee that future events or results will conform to our expectations or assumptions regarding the various litigation and copyright matters. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all copyright matters related to the My.MP3 service could be materially different than those recorded as of December 31, 2000, and could far exceed the resources and market capitalization of our company.

Class Action Lawsuits. We and certain of our employees, officers and directors have been named as defendants in several lawsuits alleging violations of the federal securities laws. The complaints, which were filed between September 19, 2000 and November 15, 2000 in the United States District Court for the Southern District of California, each purport to be brought on behalf of a class of stockholders. The complaints allege that we and the other the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our My.MP3 service and the litigation surrounding the service. The court has entered an order appointing lead counsel and identifying the representative plaintiffs. The complaint does not specify the dollar amount of damages alleged. A stipulated order has been entered providing the plaintiffs until March 2001 to file a consolidated first amended complaint, after which MP3.com and the other defendants will have 60 days to respond. We have not recorded any charge related to these claims as of December 31, 2000.

Derivative Lawsuits. Between September 14, 2000 and October 26, 2000, certain stockholders of MP3.com filed shareholder derivative suits against MP3.com and certain of its employees, officers and directors in the Superior Court of the State of California, County of San Diego. These complaints allege various statutory and common law claims relating to the My.MP3 service, including breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement, unjust enrichment and waste of corporate assets. Pursuant to a stipulated order, plaintiffs filed a First Amended Consolidated Shareholder Derivative Complaint on January 16, 2001. MP3.com and the other defendants’ initial response to the consolidated complaint is due in March 2001.

Other Litigation. MP3.com is also involved in other legal matters and claims of various types, and from time to time we may also be involved in litigation relating to claims arising out of our operations in the normal course of business.

In particular, the music industry in the United States is generally regarded as extremely litigious in nature compared to other industries. As a result, in the future we may be engaged in litigation with others in the music industry, including those entities with whom we have ongoing license arrangements. For example, some of the major recording companies that settled their portion of the Major Label Lawsuit with us have asserted in writing that they believe the amount paid by MP3.com to UMG in satisfaction of the Court's judgment, together with the concurrent issuance of warrants to UMG, triggered additional payments to them under the “most favored nations” clause in their settlement agreement with MP3.com. Although we do not believe they are entitled to any such additional payments, we cannot assure you that we will be successful in ultimately concluding this particular matter in an amicable fashion, or defending any resulting lawsuit. As a result, we may be forced to defend one or more lawsuits on this and other issues in the future, and in fact may be involved in a number of litigation proceedings with the same group of related plaintiffs. We have not recorded any charge related to any claims for additional “most favored nations” payments as of December 31, 2000.

We cannot assure you that we will be successful in ultimately defending any of these lawsuits, and we may be required to pay license fees or substantial damages, including statutory, punitive or other damages that far exceed the resources and overall market capitalization of MP3.com, in which event we might have to significantly limit or terminate our business operations, particularly because our business is not yet profitable. At the rate of $25,000 per work (which is the per CD amount of statutory damages awarded by the court in the Major Label Lawsuit), our aggregate potential liability resulting from all of our copyright litigation proceedings could exceed one billion dollars. If successful, any one of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Item 4. Submission of Matter to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Our common stock began trading on the Nasdaq National Market under the symbol “MPPP” on July 21, 1999. The following table sets forth the range of high and low closing (last sale) prices for our common stock, as reported on the Nasdaq National Market for the periods indicated:

	High	Low

1999

Third Quarter (beginning July 21, 2000)	$63.313	$26.750

Fourth Quarter	$61.250	$25.250

2000

First Quarter	$36.813	$16.375

Second Quarter	$19.875	$7.000

Third Quarter	$13.813	$3.938

Fourth Quarter	$9.422	$2.625

As of December 31, 2000, there were approximately 480 stockholders of record of our common stock. We have never declared or paid any cash dividends on our common stock, currently intend to retain any future earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

In November 2000 we sold to Universal Music Group (UMG Recording, Inc.), in exchange for $250,000, warrants to purchase up to 3,000,000 shares of our common stock. The warrants are exercisable at prices ranging from $3.75 to $5.00 per share and range in term of one to three years. For the issuance of these warrants, we relied on the exemption provided by Section 4(2) under the Securities Act.

In December 2000, we sold to Warner Music Group, in exchange for $200,000, warrants to purchase up to 2,400,000 shares of our common stock. The warrants have exercise prices ranging from $6.50 to $7.25 per share, and are exercisable for three successive one year periods commencing on the date of issuance. For the issuance of these warrants, we relied on the exemption provided by Section 4(2) under the Securities Act.

(b) MP3.com’s registration statement (No. 333-78545) under the Securities Act for its initial public offering (the “Registration Statement”) was declared effective by the SEC on July 20, 1999. Offering proceeds, net of aggregate expenses of approximately $20.6 million, were approximately $360.4 million. As of December 31, 2000, MP3.com has used the net proceeds of $360.4 million as follows: approximately $79.7 million of the net offering proceeds for working capital paid directly or indirectly to third parties; approximately $7.3 million for the purchase or installation of machinery and equipment; approximately $12.0 million for the purchase of various strategic investments and issuance of a note receivable; approximately $90.1 million for the settlement of certain litigation and copyright matters; approximately $38.5 million for prepaid multimedia content royalties; approximately $4.0 million for the acquisition of the remaining 53.5% of mp3radio.com; $30.0 million for an escrow trust account; and approximately $98.8 million for the purchase of temporary investments in corporate commercial paper and notes, U.S. government and agency notes, and money market funds. No payments were made to directors, officers, or affiliates of the Company or owners of 10% or more of the outstanding Shares of common stock of the Company, other than compensation payments to officers of the Company

Item 6. Selected Financial Data

      In the table below, we provide you with selected historical financial data. We have prepared this information using our audited consolidated financial statements for the period from March 17, 1998 (inception) to December 31, 1998 and the years ended December 31, 1999 and 2000. When you read this selected historical financial data, it is important that you read the historical consolidated financial statements and related notes as well as the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results. Amounts below are in thousands, except per share data.

SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

			Period from
			March 17, 1998
			(inception) to
	Year Ended December 31,		December 31,
	2000	1999	1998

Consolidated Statement of Operations Data:

Net revenues	$80,136	$21,899	$1,162

Cost of revenues (excludes amortization of deferred compensation of $128, $256, and $—, respectively)	15,760	9,211	215

Gross profit	64,376	12,688	947

Operating expenses:

Sales and marketing (excludes amortization of deferred compensation of $1,884, $10,952, and $380, respectively)	71,217	23,998	79

Engineering and product development (excludes amortization of deferred compensation of $2,379, $3,027, and $170, respectively)	22,447	9,417	395

General and administrative (excludes amortization of deferred compensation and stock-based compensation of $7,615, $8,053, and $—, respectively)	31,503	9,307	142

Charge for litigation and copyright matters	170,000	—	—

Costs related to acquisition activities	1,704	—	—

Amortization of deferred compensation and other stock based compensation	12,006	22,288	550

Total operating expenses	308,877	65,010	1,166

Loss from operations	(244,501)	(52,322)	(219)

Interest income, net	17,412	10,852	(4)

Impairment of strategic investments and loss on sale of short-term investments available for sale	(50,736)	—	—

Loss before minority interest and income taxes	(277,825)	(41,470)	(223)

Provision (benefit) for income taxes	—	(93)	134

Minority interest in losses of an unconsolidated subsidiary	(1,668)	(1,105)	—

Net loss	$(279,493)	$(42,482)	$(357)

Net loss per share(1):

Basic and diluted	$(4.18)	$(0.78)	$(0.01)

Weighted average shares —basic and diluted	66,799	54,194	26,183

		December 31,

	2000	1999	1998

Consolidated Balance Sheet Data:

Cash, cash equivalents, short-term investments and restricted cash	$128,846	$427,981	$39

Working capital	90,611	388,192	133

Total assets	238,599	471,882	463

Total stockholders’ equity	173,716	417,550	195

(1)	See Note 1 of Notes to Consolidated Financial Statements for a description of the computation of the net loss per share and the number of shares used in the per share calculation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have pioneered a revolutionary approach to the promotion and distribution of music. The MP3.com web site is a premier online music destination featuring, as of December 31, 2000, approximately 800,000 song and audio files from over 125,000 digital artists, representing one of the largest catalogs of digital music available on the Internet today. We use the Internet and file formats that make music files smaller to enable this growing number of artists to broadly distribute and promote their music and to enable consumers around the world to conveniently access this continually expanding music catalog. Consumers can search for, listen to and download music free of charge on the MP3.com web site.

In addition to the wide variety of music distributed by artists through our web site, consumers have a substantial amount of music already in their personal music collections that they want to access, manage and listen to in a variety of ways. Just as consumers use an Internet service provider as the central mechanism through which they interact with the Internet, individuals are increasingly looking for one central resource that allows them to access, manage and listen to all music —not just “new’ music, but music already in their personal collections. We call this resource a “Music Service Provider” or “MSP,” MP3.com is enhancing its offerings in a continued effort to be the premier MSP for consumers.

We devoted much of 2000 to enhancing and improving the MP3.com web site and its technology infrastructure. In January 2000, we unveiled our upgraded My.MP3 service, a unique and robust service designed to facilitate the storage, management, promotion and delivery of digital music, and to enable users to listen to their music when they want, where they want by accessing any web-enabled device. The My.MP3 service allows users to create online music lockers where they can store, organize and manage their favorite songs from music posted by digital artists on the MP3.com web site, and receive personalized music services. In addition, with the introduction of the Beam-ItTM and Instant ListeningTM features of the My.MP3 service in January 2000, we began providing consumers the ability to access, add to and manage their existing music CD collections online without having to encode and store tracks themselves. Under this system, once we are able to determine that a consumer purchased a CD (through the Instant Listening feature), or was already in possession of a CD (through the proprietary Beam-It software), we made music from that CD available in the consumer’s music locker.

We believe we have developed core competencies and created a technology infrastructure system that will enable us to provide a wide variety of data management and infrastructure services to other businesses. Through our ongoing efforts to develop, maintain and improve the MP3.com web site, we have amassed a significant amount of expertise in data storage, delivery and management; server-side security; and royalty tracking and payment systems. We have also created a technology infrastructure system that stores, manages, tracks and provides statistical analysis on a real-time basis for digital data for over 125,000 artists and more than 13.5 million registered users. In December 2000, our technology infrastructure system managed an average of over 4.5 terabytes of data each day.

We generate revenue from online advertising, offline advertising and electronic commerce. For the years ended December 31, 2000 and 1999, 96.5% and 93.5%, respectively, of our revenues were from the sale of advertising space.

MP3.com was incorporated in March 1998. During 1998, our operations consisted largely of developing the infrastructure necessary to download music on the Internet. Since the beginning of 1999, our growth has been dramatic. The number of employees increased from eight on December 31, 1998 to 274 on December 31, 1999 to 308 on December 31, 2000. In December 2000, we added over 240 artists and over 1,550 new songs on average each day, which is an increase from over 150 artists and over 1,000 new songs that were added on average each day in December 1999. During December 2000, visitors to our web site viewed over 167 million web pages and listened to or downloaded over 52.7 million songs, which is an increase from December 1999 when visitors viewed over 97 million web pages and listened to or downloaded over 18 million songs.

The Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999:

Results of Consolidated Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Year Ended December 31,
	2000	1999

Net revenues:

Online advertising	77.8%	53.0%

Offline advertising	18.7	40.5

Electronic commerce	3.5	6.5

Total net revenues	100.0	100.0

Cost of revenues	19.7	42.1

Gross profit	80.3	57.9

Operating expenses:

Sales and marketing	88.9	109.6

Engineering and product development	28.0	43.0

General and administrative	39.3	42.5

Charge for litigation and copyright matters	212.1	—

Costs related to acquisition activities	2.1	—

Amortization of deferred and other stock based compensation	15.0	101.8

Total operating expenses	385.4	296.9

Loss from operations	(305.1)	(239.0)

Interest income, net	21.7	49.6

Impairment of strategic investments and loss on sale of short-term investments available for sale	(63.3)	—

Loss before minority interest and income taxes	(346.7)	(189.4)

Benefit for income taxes	—	(0.4)

Minority interest in losses of unconsolidated subsidiary	(2.1)	(5.0)

Net loss	(348.8)%	(194.0)%

Net Revenues

For the year ended December 31, 2000, total net revenues were $80,136,000, which were derived from online advertisements on our web site; offline advertisements through various promotions and events that were not hosted on our web site, sponsorship of various contests, sweepstakes, e-mail campaigns, greeting cards and the “MP3 Summit;” and the online sale of CDs and music-related merchandise. This compares to $21,899,000 during the same period a year ago, an increase of 265.9%. The increase in net revenues during 2000 over the same period in 1999 was mostly attributable to a significant increase in online advertisements, primarily as a result of our agreement with MPG, and introduction of new online advertisement products such as e-mail campaigns and greeting card advertisements; the introduction of various offline advertisement products such as contests and sweepstakes; and to a lesser extent an increase in CD sales on our web site.

Revenues from Online Advertising. For the year ended December 31, 2000, revenues from online advertising were $62,317,000 or 77.8% of total net revenues compared to $11,616,000 or 53.0% of total net revenues for the same period one year ago. Online advertising revenues primarily consist of banner, button, portal and sponsorship advertisements on our web site in addition to advertisements placed in e-mail and greeting card campaigns. The duration of our online advertising commitments range from one month to approximately four years. Banner, button and portal advertisements are impression based, requiring the advertisement to be displayed a minimum number of times over the contract period. Sponsorship advertising contracts involve static advertisements, whereby the advertisement is continually displayed on a specified area of our web site during the contract period. E-mails containing various advertisements are sent to our artists and users of our web site on a regular basis. Greeting cards also contain advertisements and are sent electronically whenever a user of our web site requests that a card be delivered to a person(s) of their choice. The increase in revenues from online advertising for 2000 as compared to the same period one year ago was primarily due to a significant increase in page view volume resulting from significant increases in unique visitors, an increase in our advertiser customer base, and a significant increase in revenue from e-mail and greeting card products.

Revenues from Offline Advertising. For the year ended December 31, 2000, revenues from offline advertising were $15,045,000 or 18.7% of total net revenues compared to $8,877,000 or 40.5% of total net revenues for the same period one year ago. During 2000, offline advertising revenues primarily consisted of contests and sweepstakes, and to a lesser extent advertising sponsorships of free CD products. In 1999, offline revenue primarily consisted of free CD products, the Music and Technology Tour (or “M&T Tour”), and the “MP3 Summit.” We held contests and sweepstakes during the year that were sponsored by MPG and provided prizes to the winners of each contest. Free CD products are multi-media CDs containing advertising, free software, videos and games as well as collections of music from artists that have posted music on our web site. These free CDs are sponsored by several different advertisers and distributed free of charge to users of our web site who register to receive the CD. The increase in revenues from offline advertising was primarily due to the introduction of contests and sweepstakes, and to a lesser extent increased revenues associated with the “MP3 Summit” offset by a decrease in free CD product revenues and the discontinuance of the M&T Tour. The decrease in revenues from offline advertising, as a percentage of total net revenues, was primarily attributable to the significant increase in online advertising revenues, both in absolute dollars and as a percentage of total net revenues.

Revenues from Online Sales of CDs and Other Music-Related Merchandise. For the year ended December 31, 2000, revenues from online sales of CDs and other music-related merchandise were $2,774,000 or 3.5% of total net revenues compared to $1,406,000 or 6.5% of total net revenues for the same period one year ago. Online e-commerce sales consist of DAM and compilation CDs and, to a lesser extent, other music-related merchandise. The increase in revenues from online sales of CDs and other music-related merchandise during 2000 as compared to the same period one year ago was primarily due to an increase in the sales volume of DAM CDs (an increase of approximately 184,000 units or 130%) resulting from increased musical content available on our web site offset by decreased average selling prices of CDs. The decrease in revenue from online sales of CDs and other music-related merchandise, as a percentage of total net revenues, was primarily attributable to the significant increase in both online and offline advertising revenues, both in absolute dollars and as a percentage of total net revenues. In the future, if the number of visitors to our web site continues to grow, and the musical content available continues to grow and improve, revenue from the online sale of CDs could constitute an increasing portion of total net revenues.

Revenue Concentration. For the years ended December 31, 2000 and 1999, 96.5% and 93.5%, respectively, of our total net revenues were from the sale of both online and offline advertising related products. Additionally, during the years ended December 31, 2000 and 1999, we recognized revenue of $40,345,000 or 50.3% and $4,655,000, or 21.3%, respectively, of the total revenues, associated with the MPG agreement. MPG revenues will be distributed between online and offline sources based on a changing percentage from quarter to quarter. For at least the next year, we expect that a significant amount of our revenues will continue to be derived from third party advertising agreements like we have with MPG.

In July 1999, we entered into an agreement with MPG under which MPG committed to purchase an aggregate of $150 million in advertising, promotion and marketing services from us over three years. In July 1999, we received prepayments from MPG totaling $45 million, which represented payment for these services through the fourth quarter of 2000. In September 2000, we entered into an amended and restated agreement with MPG. The restated agreement extended our relationship with MPG through 2004, and reduced the aggregate amount of services to be purchased by MPG over the life of the agreement (see the revised commitment schedule below). Both MPG and MP3.com believe that the revised commitment schedule will allow for more efficient use of our marketing services for the benefit of MPG and its various related companies. In addition, the restated agreement provides for a more streamlined media management process and creates certain exceptions to the favored pricing granted to MPG under the original agreement. Under the restated agreement, MPG is now committed to purchase an aggregate of $120 million in advertising, promotion and marketing services from us (including the $45 million purchased through the fourth quarter of 2000). The remaining $75 million to be received under the restated agreement remains secured by an irrevocable letter of credit. The restated agreement further provides MPG with potential additional financial incentives of up to an aggregate of $5 million (up to $1 million in any one calendar quarter) based on the number of different companies that use our services under the agreement. The financial incentives could result in the reduction of the marketing and promotions commitment during the period incurred. The following represents the remaining gross contractual marketing and promotional commitment by MPG to MP3.com:

Quarterly Payment Schedule:	Purchase Amount:

(in thousands)
2001

Q1	$15,000

Q2	$12,250

Q3	$12,250

Q4	$12,250

2002

Q1	$6,000

Q2	$5,000

Q3	$5,000

Q4	$5,000

2003

Q1	$300

Q2	$300

Q3	$275

Q4	$275

2004

Q1	$275

Q2	$275

Q3	$275

Q4	$275

Total:	$75,000

During 1999 and 2000, we made certain strategic investments and entered into certain marketing and promotion arrangements with these strategic investments. In certain circumstances and pursuant to our accounting policies, we have recognized revenue in connection with these marketing and promotion agreements. Due to the recent financial uncertainty related to some of these strategic investments, we have determined that we are unable to recognize revenue in connection with some of our marketing and promotion arrangements for which we have made a strategic investment until the significant uncertainties have been satisfactorily resolved. These above factors, current financial and economic conditions, and current litigation could have an adverse effect on our future revenues.

Cost of Revenues

Cost of revenues for the year ended December 31, 2000 were $15,760,000 or 19.7% of total net revenues compared to $9,211,000 or 42.1% of total net revenues during the same period a year ago, resulting in gross margins of 80.3% and 57.9%, respectively. The increase in cost of revenues, in absolute dollar amounts, was primarily due to increases in bandwidth requirements, royalties to artists, costs related to contests and sweepstakes, and to a lesser extent an increase in costs related to the “MP3 Summit,” offset by the elimination of costs associated with the Music and Technology Tour (or “M&T Tour”) which was discontinued in 2000. The increase in gross margins was primarily due to a significant amount of online advertising purchased by MPG, which typically has comparatively higher gross margins. Additionally, revenue from offline contests and sweepstakes typically has significantly increased gross margins when compared to other offline product margins. CD and other music-related merchandise sales typically have substantially lower gross margins which offset the higher gross margins from online and offline advertising products. We anticipate that future gross margins will fluctuate depending on changes in our revenue mix and the timing of expenditures in web site and fulfillment operations. Additionally, future gross margins could fluctuate depending on the amount of MPG quarterly revenues allocated between online and offline advertising products, and the nature of the offline products purchased. Additionally, we are including in cost of revenues the greater of straight-line amortization or units of measure of certain prepaid multimedia royalty licensing arrangements with certain major recording companies that could result in cost of revenues substantially increasing both in absolute dollars and as a percentage of total net revenue in future periods. For the years ended December 31, 2000 and 1999, the amount of prepaid multimedia content royalty license amortization recorded was approximately $610,000 and zero, respectively.

Sales and Marketing

During the year ended December 31, 2000, sales and marketing expense was $71,217,000 or 88.9% of total net revenues compared to $23,998,000 or 109.6% of total net revenues during the same period a year ago. The increase in sales and marketing expense, in absolute dollar amounts, was primarily due to stock-based charges of approximately $5,131,000 associated with the acceleration of stock option vesting, the cost of our Payback for Playback program of approximately $8,440,000, an increase in sales and marketing payroll and related expenses of approximately $6,683,000, a charge associated with the impairment of certain prepaid marketing expenses related to arrangements with internationally known artists of approximately $2,587,000, new and increased marketing programs of approximately $3,801,000, warrants issued for major label marketing and promotions of approximately $18,078,000 and other general costs associated with the growth of our business. This increase was reduced by marketing and promotion costs of approximately $2,114,000 associated with the 1999 Alanis Morissette and Tori Amos “5 -1/2 Weeks” Summer tour sponsorship, and the contribution of 100,000 shares of our common stock to the MP3 Foundation of $767,000 that were incurred during 1999 but not incurred during 2000. The decrease in sales and marketing costs as a percentage of total net revenues is primarily due to the significant increase in total net revenues. Overall sales and marketing expense, in absolute dollar terms, may continue to increase in the foreseeable future; however, sales and marketing expense as a percentage of total net revenues may fluctuate depending on the level of future total net revenues, the timing of new marketing programs and the addition of sales and marketing personnel.

In the future, we may enter into arrangements with additional artists and creative talent agencies to secure their promotional and marketing services. Future expenses may include costs related to promotional events, which will be expensed to sales and marketing in the period the event is held. Depending upon the terms and timing of promotional activities, substantial fluctuations in sales and marketing expenses may occur in any quarterly period.

Engineering and Product Development

During the year ended December 31, 2000, engineering and product development expense was $22,447,000 or 28.0% of total net revenues compared to $9,417,000 or 43.0% of total net revenues during the same period one year ago. The increase in the level of engineering and product development expense, in absolute dollar amounts, was primarily due to an increase in payroll and related expenses of approximately $8,401,000, increased computer equipment depreciation of approximately $4,129,000, increased consulting and temporary labor of $988,000, increased computer supplies and maintenance of approximately $1,016,000, and other general costs associated with the growth of our business. These increases are offset by stock-based charges of approximately $2,592,000 associated with the acceleration of stock option vesting during 1999. The decrease in engineering and product development expense as a percentage of total net revenue is primarily due to a significant increase in total net revenues. We anticipate that overall engineering and product development expenses, in absolute dollar terms, will continue to increase in the foreseeable future; however, engineering and product development expenses as a percentage of net revenues may fluctuate depending on the level of future net revenues and the timing of expenditures for engineering and product development and hiring.

General and Administrative

During the year ended December 31, 2000, general and administrative expense was $31,503,000 or 39.3% of total net revenues compared to $9,307,000 or 42.5% of total net revenues during the same period one year ago. The increase in general and administrative expense, in absolute dollar amounts, was primarily a result of an increase in finance and administrative payroll and related expenses of approximately $7,562,000; an increase in legal, accounting, and public relations expenses of approximately $7,277,000; an increase insurance costs of approximately $1,554,000; an increase in bad debt expense of approximately $1,429,000; an increase in goodwill and other intangible assets amortization of approximately $1,637,000; an increase in consulting and temporary labor of approximately $1,533,000; and other general costs associated with the growth of our business. General and administrative expense as a percentage of total net revenues decreased primarily due to increased total net revenues. We anticipate that overall general and administrative expenses, in absolute dollar terms, will continue to increase in the foreseeable future; however, general and administrative expense as a percentage of total net revenues may fluctuate depending on the level of future total net revenues and the timing of additional expenditures for general and administrative infrastructure.

Charge for Litigation and Copyright Matters

Major Label Lawsuits. On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com, Inc. in the United States District Court for the Southern District of New York (the “Major Label Lawsuit.”) The complaint alleged that MP3.com, in connection with certain content available in its My.MP3 service, made unauthorized copies of tens of thousands of audio CDs in violation of the Copyright Act. On April 28, 2000, the court granted plaintiffs’ motion for summary judgment and held that MP3.com was liable for infringing plaintiffs’ copyrights, and the litigation proceeded with discovery on the issues of willfulness and damages. On May 10, 2000, MP3.com disabled the plaintiffs’ content within the My.MP3 service.

Between June and August 2000, MP3.com entered into settlement and license agreements with Warner Music Group, BMG Entertainment, Sony Music and Capitol Records, Inc. (EMI), which together represented eight of the ten major recording companies that filed the Major Label Lawsuit. The settlement agreements provide for a settlement amount to be paid in cash by MP3.com in exchange for a release from the settling plaintiffs and their affiliated entities (as defined in the settlement agreements) of all claims related to the lawsuit and the My.MP3 service. “Most-favored-nation” provisions in these settlement agreements require additional settlement amounts to be paid under certain circumstances.

As a result of these settlements, the Major Label Lawsuit was limited to a dispute with UMG Recordings, Inc., which represents two of the original plaintiffs. A trial in the case was held from August 28 through September 6, 2000 on the issues of willfulness and damages. After hearing evidence, the court ruled on September 6, 2000 that MP3.com had willfully infringed UMG’s copyrights and awarded damages to UMG in an amount of $25,000 per CD. The Court then scheduled a period to allow MP3.com to conduct discovery concerning the certificates of registration for which plaintiffs sought damages. Prior to trial, UMG claimed that it held valid copyright registrations on between 5,000 and 10,000 CDs. On November 16, 2000, UMG made a motion for entry of judgment in the amount of $53,400,000 million in statutory damages, costs and attorneys’ fees, which MP3.com did not oppose. As a result, a judgment in that amount was entered.

MP3.com has also entered into a license agreement with UMG. Subject to certain affirmative obligations of MP3.com and other terms and conditions regarding the implementation of the My.MP3 service, the license agreements discussed above permit MP3.com to utilize recordings owned by Warner Music Group, BMG Entertainment, Sony Music, EMI and UMG as part of the My.MP3 service. The license agreements have terms of approximately three to ten years, and provide for payment of a one-time fee each time a licensor's recording is added to a separate My.MP3 account. These licenses also provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from or in connection with the My.MP3 service or (ii) a specified amount accrued each time a licensor’s recording is streamed from My.MP3. Although MP3.com has obtained license agreements permitting the use of recordings from BMG Entertainment, Warner Music Group, Sony Music, UMG and EMI, we cannot guarantee that MP3.com will be able to secure similar license agreements from any other recording company.

Other Record Label Lawsuits. Over the course of 2000, some other entities filed lawsuits against us based on the same set of allegations as the UMG case. These include: Zomba Recording Corp.; Tee Vee Toons, Inc.; Koch Entertainment and Velvel Records LLC (the “Koch case”); EMusic.com, Inc., Fuel 2000 Records, Spinart, Inc., Gig Records, Fearless Records, and Invisible Records (the “EMusic case”); and Unity Entertainment Corporation (the “Unity” case). Additionally, several independent labels have sent us demand letters alleging similar claims. Discovery in the Tee Vee Toons case is scheduled to end on January 26, 2001, the final pre-trial Conference is scheduled for February 27, 2001, and trial is scheduled to commence on March 26, 2001. Discovery in the Zomba case is currently being conducted and is scheduled to close on March 5, 2001, the final pre-trial conference is scheduled for April 13, 2001 and pursuant to the case management plan the case is to be ready for trial on April 16, 2001. Discovery in the Koch case is scheduled to close on March 9, 2001 and the final pre-trial conference is scheduled for April 23, 2001. The complaint in the EMusic case was filed on December 14, 2000. MP3.com’s response to the complaint is currently due by February 8, 2001. The Unity case, which purports to be brought on behalf of Unity, an independent record company whose works were allegedly used in the My.MP3 service, and all other similarly situated entities or individuals, was filed on November 7, 2000. MP3.com, Inc. answered the Complaint on January 16, 2001. In view of the court’s rulings in the Major Label Lawsuit, there is a substantial risk that the issues of infringement, fair use, and willfulness may be adjudicated against us in these cases. This could mean that we would only be able to litigate the issue of damages.

Publisher Lawsuits. On March 14, 2000, two large music-publishing companies, MPL Communications, Inc. and Peer International Corporation, with the assistance of The Harry Fox Agency, Inc., filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York (the “MPL/Peer case”). The complaint alleged that MP3.com, in connection with its My.MP3 service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act, and that MP3.com, in connection with the streaming of audio content to users of the My.MP3 service, continued to make unauthorized digital phonorecords in violation of the Copyright Act. The complaint further alleged that MP3.com’s actions constituted unauthorized copying and willful infringement of plaintiffs’ copyrights. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3 service or any other service that uses unauthorized reproductions of plaintiffs’ copyrighted works. Additionally, Zomba Enterprises, Inc. has filed its own music publishing case against us. In view of the court’s rulings in the Major Label Lawsuit, there is a substantial risk that the issues of infringement, fair use, and willfulness may be adjudicated against us in these cases with publishers. This could mean that we would only be able to litigate the issue of damages.

On October 17, 2000, MP3.com, the National Music Publishers’ Association, Inc. and its licensing subsidiary, The Harry Fox Agency, Inc. entered into a preliminary agreement that —if approved by individual HFA music publisher-principals —would permit the use of up to one million musical compositions on the My.MP3 service. In addition, MP3.com, MPL and Peer agreed to settle the MPL/Peer case upon finalization of the preliminary agreement, and agreed to stay the MPL/Peer case pending such finalization. In the MPL/Peer case a stipulation of dismissal with prejudice was subsequently signed by the parties on December 28, 2000 and so ordered by the Court on January 2, 2001.

The proposed, 3-year licensing arrangement provides that MP3.com will pay up to $30,000,000 to HFA for the benefit of up to 25,000 music publishers and their songwriter partners, to be allocated to two equal funds. One fund will be used to pay HFA publisher-principals for past uses of music on the My.MP3 service, in exchange for a release from HFA publisher-principals and their affiliated entities of all claims related to the MPL/Peer case and the use of their compositions on the My.MP3 service. The other fund will provide advance payments toward royalties earned under the prospective license. The terms of the prospective license call for a payment of one-quarter cent each time a song is streamed on demand to a customer from his or her My.MP3 locker, along with a one-time fee per track added to the My.MP3 service. In December 2000, MP3.com and HFA agreed to extend the period of time during which individual HFA music publisher-principals could approve the preliminary agreement and permit their musical compositions to be used on the My.MP3 service.

Artists’ Class Action. On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleged that the recording company defendants, in the Major Label Lawsuit), claimed rights in plaintiffs’ recordings that they did not possess. In particular, the complaint alleged that the recording company defendants did not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, did not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and did not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleged that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs asked to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likenesses to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings. On August 28, 2000, the Court issued an oral ruling dismissing all claims against MP3.com. On December 7, 2000, judgment was entered dismissing, with prejudice, the federal claims against the defendants. All state claims were dismissed for lack of an independently sufficient jurisdictional basis. Plaintiffs filed a Notice of Appeal on January 5, 2001.

Copyright Settlement Discussions; Charge to Earnings. MP3.com has pursued and continues to actively pursue settlement discussions with the various plaintiffs and claimants in the cases and disputes discussed above. The decision whether to enter into settlement and/or license agreements with each party will be based upon a number of factors related to both the lawsuits and MP3.com’s business in general. We cannot guarantee that we will be able to enter into any additional settlement agreements on terms favorable to MP3.com, if at all, or that any settlement or license agreement will prove beneficial to our business or stockholders. During the year ended December 31, 2000, we recorded a charge for litigation and copyright matters of $170.0 million. The charge for litigation and copyright matters represented our estimate of the total costs to be incurred only in connection with the resolution of the various litigation and copyright matters associated with the My.MP3 service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3 service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge did not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3 service. This charge reflects management’s expectations as of the date of this annual report, and is based on currently available information as well as significant assumptions made by management regarding the various litigation and copyright matters. Cash payments for the settlements and judgments discussed above and other payments have reduced the cumulative amount reserved as a result of this charge to $42.9 million as of December 31, 2000. We cannot guarantee that future events or results will conform to our expectations or assumptions regarding the various litigation and copyright matters. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all copyright matters related to the My.MP3 service could be materially different than those recorded as of December 31, 2000, and could far exceed the resources and market capitalization of our company.

Class Action Lawsuits. We and certain of our employees, officers and directors have been named as defendants in several lawsuits alleging violations of the federal securities laws. The complaints, which were filed between September 19, 2000 and November 15, 2000 in the United States District Court for the Southern District of California, each purport to be brought on behalf of a class of stockholders. The complaints allege that we and the other the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our My.MP3 service and the litigation surrounding the service. The court has entered an order appointing lead counsel and identifying the representative plaintiffs. The complaint does not specify the dollar amount of damages alleged. A stipulated order has been entered providing the plaintiffs until March 2001 to file a consolidated first amended complaint, after which MP3.com and the other defendants will have 60 days to respond. We have not recorded any charge related to these claims as of December 31, 2000.

Derivative Lawsuits. Between September 14, 2000 and October 26, 2000, certain stockholders of MP3.com filed shareholder derivative suits against MP3.com and certain of its employees, officers and directors in the Superior Court of the State of California, County of San Diego. These complaints allege various statutory and common law claims relating to the My.MP3 service, including breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement, unjust enrichment and waste of corporate assets. Pursuant to a stipulated order, plaintiffs filed a First Amended Consolidated Shareholder Derivative Complaint on January 16, 2001. MP3.com and the other defendants’ initial response to the consolidated complaint is due in March 2001.

Other Litigation. MP3.com is also involved in other legal matters and claims of various types, and from time to time we may also be involved in litigation relating to claims arising out of our operations in the normal course of business.

In particular, the music industry in the United States is generally regarded as extremely litigious in nature compared to other industries. As a result, in the future we may be engaged in litigation with others in the music industry, including those entities with whom we have ongoing license arrangements. For example, some of the major recording companies that settled their portion of the Major Label Lawsuit with us have asserted in writing that they believe the amount paid by MP3.com to UMG in satisfaction of the Court's judgment, together with the concurrent issuance of warrants to UMG, triggered additional payments to them under the “most favored nations” clause in their settlement agreement with MP3.com. Although we do not believe they are entitled to any such additional payments, we cannot assure you that we will be successful in ultimately concluding this particular matter in an amicable fashion, or defending any resulting lawsuit. As a result, we may be forced to defend one or more lawsuits on this and other issues in the future, and in fact may be involved in a number of litigation proceedings with the same group of related plaintiffs. We have not recorded any charge related to any claims for additional “most favored nations” payments as of December 31, 2000.

We cannot assure you that we will be successful in ultimately defending any of these lawsuits, and we may be required to pay license fees or substantial damages, including statutory, punitive or other damages that far exceed the resources and overall market capitalization of MP3.com, in which event we might have to significantly limit or terminate our business operations, particularly because our business is not yet profitable. At the rate of $25,000 per work (which is the per CD amount of statutory damages awarded by the court in the Major Label Lawsuit), our aggregate potential liability resulting from all of our copyright litigation proceedings could exceed one billion dollars. If successful, any one of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Costs Related to Acquisition Activities

Acquisition related costs for 2000 were $1,704,000 compared to zero for the same period one year ago. The increase in these costs was a result of certain costs charged to expense associated with the acquisition of TransComputing International Corporation (d.b.a. seeUthere.com), which was not completed.

Amortization of Deferred Compensation and Stock-Based Compensation

During the year ended December 31, 2000, total deferred compensation of $8,975,000 was amortized to expense compared to $20,029,000 during the same period one year ago. Deferred compensation is being amortized over the vesting period of the relevant granted stock options, which is generally four years. The decrease in the amortization is primarily a result of the accelerated amortization method (as provided for in FASB Interpretation No. 28) to amortize deferred compensation, which resulted in a greater amount of amortization expense in the earlier years of the amortization period. During 2000, pursuant to Accounting Principles Board Bulletin No. 25 (Interpretation No. 1), we recognized stock-based compensation of approximately $3,031,000 related to fully vested options to purchase an aggregate of 2,500,000 shares granted at a discount from the fair market value on the grant date to certain executives by our CEO on MP3.com shares he directly owns. This is an increase from approximately $2,259,000 of stock bonus awards and other stock-based compensation during the year ended December 31, 1999.

Interest Income, Net

Interest income (net of interest expense) during the year ended December 31, 2000 was $17,412,000 compared to $10,852,000 during the same period one year ago. Interest income during 2000 is directly related to interest earned on cash, cash equivalent balances and marketable securities associated with proceeds of an aggregate of approximately $426,300,000 during 1999 from (i) the issuance of common stock in connection with our initial public offering in July 1999, (ii) the exercise of stock options and a warrant for the purchase of common stock, and (iii) the issuance of Series A, B, and C convertible preferred stock.

Impairment of Strategic Investments and Loss on Sale of Short-Term Investments Available for Sale

During the year ended December 31, 2000, we recorded a charge of $48,010,000 for the estimated impairment of our strategic investment portfolio and short-term investments. The impairment is associated with a decrease in fair value of certain strategic investments and an investment classified as short-term investments, where the decrease in the fair market value of the stock is considered other than temporary.

During the year ended December 31, 2000, we sold all of our common stock holdings in Cinram for proceeds, net of brokerage commissions and exchange rate translation, of approximately $2,921,000, resulting in a loss of approximately $2,726,000.

Provision for Income Taxes

Due to the loss from operations for both book and tax purposes, no provision or benefit for income taxes was recorded for both 2000 and 1999. Currently, we provide a valuation allowance for all future tax benefits as utilization of the future tax benefits are not known.

Minority Interest in Losses of an Unconsolidated Subsidiary

Minority interest in the losses of an unconsolidated subsidiary during the year ended December 31, 2000 was $1,668,000 compared to $1,105,000 for the same period a year ago. The increase in minority interest in the loss of an unconsolidated subsidiary is directly related to mp3radio.com, our former joint venture with Cox Interactive Media, Inc., and reflects expenses incurred to grow the mp3radio.com business and to transition the business to San Diego, California.

In April 2000, MP3.com agreed to purchase the remaining 53.5% ownership of mp3radio.com, a joint venture with Cox Interactive Media, Inc., and paid approximately $4,000,000 in cash. During the transition period ending June 30, 2000, the costs of relocating the joint venture’s operations to San Diego were shared pro rata based upon the parties’ existing ownership percentages and included in minority interest in losses of an unconsolidated subsidiary. The acquisition was completed during the third quarter of 2000 and was accounted for under the purchase method of accounting. The excess purchase price over fair value of net assets acquired of $4,000,000 was generally allocated to assembled work force; URL’s, trademarks and names; a radio station agreement; and goodwill. These intangibles are amortized over twelve to twenty-four months using the straight-line method. The amortization of goodwill is included in general and administrative expense.

The Year Ended December 31, 1999 Compared to the Period from March 17, 1998 (inception) to December 31, 1998:

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

		Period from
		March 17,
		1998
	Year Ended	(inception) to
	December 31,	December 31,
	1999	1998

Net revenues:

Online advertising	53.0%	91.2%

Offline advertising	40.5	—

Electronic commerce	6.5	8.8

Total net revenues	100.0	100.0

Cost of revenues	42.1	18.5

Gross profit	57.9	81.5

Operating expenses:

Sales and marketing	109.6	6.8

Engineering and Product development	43.0	34.0

General and administrative	42.5	12.3

Amortization of deferred and other stock based compensation	101.8	47.3

Total operating expenses	296.9	100.4

Loss from operations	(239.0)	(18.9)

Interest income (expense), net	49.6	(0.3)

Loss before minority interest and income taxes	(189.4)	(19.2)

Provision (benefit) for income taxes	(0.4)	11.6

Minority interest in loss of unconsolidated subsidiary	(5.0)	—

Net loss	(194.0)%	(30.8)%

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

Revenue from Online Advertising. For the year ended December 31, 1999, revenues from online advertising were $11,616,000 or 53.0% of total net revenues compared to $1,061,000 or 91.2% of total net revenues for the period from March 17, 1998 (inception) to December 31, 1998. Online advertising revenues primarily consist of banner, button, portal and sponsorship advertisements on MP3.com’s web site in addition to advertisements placed in e-mail and greeting card campaigns. The duration of MP3.com’s online advertising commitments range from one month to approximately three years. The increase in revenue from online advertising for the year ended December 31, 1999 as compared to the period from March 17, 1998 (inception) to December 31, 1998 was primarily due to both a significant increase in page view volume resulting from a significant increase in unique visitors, and a significant increase in MP3.com’s advertiser customer base resulting from increased awareness regarding MP3.com and the mp3 technology, development and expansion of music and other content on MP3.com’s web site, and the introduction of new product lines such as e-mail and greeting cards.

Revenue from Offline Advertising. For the year ended December 31, 1999, revenues from offline advertising were $8,877,000 or 40.5% of total net revenues compared to zero for the period from March 17, 1998 (inception) to December 31, 1998. During the year ended December 31, 1999, offline advertising revenues primarily consisted of advertising sponsorships of free CD products, the M&T Tour, contests and special events. The M&T Tour united two internationally known artists with a variety of MP3.com artists to perform at 28 college campuses across the nation. MP3.com recognized revenue from this event in the form of tour sponsorships and ticket sales. MP3.com also held contests during the year that were sponsored by various advertisers and provided prizes to the winners of each contest. Special events consist of functions such as the MP3 Summit, which is a two-day event consisting of presentations, panel discussions and sponsors showcasing a variety of technology products and services at the forefront of digital music. Revenues from this event were recognized in the form of event sponsorships and attendee registration fees. The increase in revenue from offline advertising is due to the introduction of all offline products and events during the year ended December 31, 1999.

Revenue from Online Sales of CDs and Other Music-Related Merchandise. For the year ended December 31, 1999, revenues from online sales of CDs and other music-related merchandise was $1,406,000 or 6.5% of total net revenues compared to $101,000 or 8.8% of total net revenues for the period from March 17, 1998 (inception) to December 31, 1998. Online e-commerce sales consist of DAM and compilation CDs and, to a lesser extent, other music-related merchandise. Since these products were released during September 1998, there was minimal revenue from online sales of CDs and music-related merchandise during the period from March 17, 1998 (inception) to December 31, 1998. The increase in revenues from online sales of CDs and other music-related merchandise during the year ended December 31, 1999 as compared to the period from March 17, 1998 (inception) to December 31, 1999 was primarily due to an increase in the sales volume of DAM CDs (approximately 139,000 units) resulting from increased musical content available on MP3.com’s web site as a result of increased brand awareness, an increase in the average selling price of CDs and, to a lesser extent, the introduction of other music-related merchandise such as clothing and books.

Revenue Concentration; Revenues from MPG. For the year ended December 31, 1999 and for the period from March 17, 1998 to December 31, 1998, 93.5% and 91.2%, respectively, of MP3.com’s revenues were from the sale of both online and offline advertising related products. Additionally, during the years ended December 31, 1999, MP3.com recognized approximately $4,655,000 or 21.3% of total net revenues from MPG. We expect that most of our revenues will continue to be derived from third party advertising agreements like those we have with MPG and other strategic partners. During the period from March 17, 1998 through December 31, 1998, three customers accounted for 19.0%, 12.2%, and 10.3% of total net revenues. MPG originally committed to purchase an aggregate of $150.0 million in advertising, promotion and marketing services from MP3.com over a three-year period beginning October 1999, including $5.0 million in 1999, $40.0 million in 2000, $70.0 million in 2001 and $35.0 million in the first half of 2002. Under this agreement, MP3.com received pre-payments of $45.0 million in July 1999 representing advertising, promotional and marketing services to be delivered by MP3.com in the form of online and offline advertisements from October 1, 1999 through December 31, 2000.

Cost of Revenues

Cost of revenues for the year ended December 31, 1999 were $9,211,000 or 42.1% of total net revenues compared to $215,000 or 18.5% of total net revenues during the period from March 17, 1998 (inception) to December 31, 1998, resulting in gross margins of 57.9% and 81.5%, respectively. The increase in cost of revenues and resulting decrease in gross margin, as a percentage of net revenue, was primarily due to increases in CD and CD fulfillment costs of $740,000 associated with increased CD volume, bandwidth requirements of $626,000, royalties to artists of 494,000, and costs associated with newly introduced products such as free CD production costs of $2,051,000, costs incurred in conjunction with the M&T Tour of $3,443,000 and contest costs of $1,075,000. CD and other music related merchandise sales typically have unfavorable gross margins which offset the higher gross margins from online and offline advertising products. Since the M&T Tour was a development stage product, direct costs associated with it were substantially in excess of the revenues earned. MP3.com discontinued the M&T Tour in 2000.

Sales and Marketing

During the year ended December 31, 1999, sales and marketing expense was $23,998,000 or 109.6% of total net revenues compared to $79,000 or 6.8% of total net revenues during the period from March 17, 1998 (inception) to December 31, 1999. The increase in sales and marketing expense, both in absolute dollar amounts and as a percentage of net revenue, was primarily due to new marketing programs of $3,155,000, substantial increases in sales and marketing payroll and related expenses of $6,542,000, cash and stock-based compensation associated with accelerated stock option vesting of $1,889,000, marketing and promotion costs associated with the Alanis Morissette and Tori Amos “5 1/2 Weeks” Summer 1999 tour sponsorship of $3,424,000, marketing and promotion costs associated with the M&T Tour of $3,538,000, amortization of prepaid marketing expenses in connection with our arrangements with internationally known artists of $1,274,000, stock-based contribution to the MP3 Foundation of $767,000, Payback for Playback costs of $405,000, and other general costs associated with the growth of our business. MP3.com anticipates that overall sales and marketing expense, in absolute dollar terms, will increase significantly in the foreseeable future; however, sales and marketing expense as a percentage of net revenues may fluctuate depending on the level of future total net revenues, the timing of new marketing programs and the addition of sales and marketing personnel.

Engineering and Product Development

During the year ended December 31, 1999, product development expense was $9,417,000 or 43.0% of total net revenues compared to $395,000 or 34.0% of total net revenues during the period from March 17, 1998 (inception) to December 31, 1998. The increase in the level of product development expense, both in absolute dollar amounts and as a percentage of net revenue, was primarily due to increased payroll and related expenses associated with increased headcount of $4,254,000, recruiting and relocation costs of $311,000, stock-based compensation associated with accelerated stock option vesting of $2,592,000, expensed computer supplies of $399,000, increased computer equipment depreciation of $763,000, and other general costs associated with the growth of MP3.com’s business.

General and Administrative

General and administrative expense was $9,307,000 or 42.5% of total net revenues during the year ended December 31, 1999 compared to $142,000 or 12.3% of total net revenues during the period from March 17, 1998 (inception) to December 31, 1998. The increase in general and administrative expense, both in absolute dollar amounts and as a percentage of net revenue, was primarily a result of increased finance and administrative payroll and related expenses of $2,537,000, increased legal, accounting, consulting and investor relations expenses of $1,821,000, increased facility related cost of $455,000, the one-time non-cash charge associated with the relocation to MP3.com’s new facility of $815,000, insurance costs of $437,000, bad debt of $621,000, office related costs of $524,000 and other general costs associated with the growth of our business.

Amortization of Deferred Compensation and Other Stock-Based Compensation

During the year ended December 31, 1999, we recorded aggregate deferred compensation of $37,999,000, net, for the grant of stock options, which were granted at exercise prices less than the fair value on the grant date. Deferred compensation is being amortized over the vesting period of the granted stock options, which is generally four years. Of total deferred compensation, $20,029,000 was amortized to expense during the year ended December 31, 1999 compared to $550,000 during the period from March 17, 1998 (inception) to December 31, 1998. Additionally, we recorded $2,259,000 of other stock based compensation expense during the year ended December 31, 1999, primarily related to stock bonus awards and other stock based compensation. The increase in deferred compensation and other stock based compensation expense is primarily related to the increase in the granting of stock options to newly hired executive management and employees, the issuance of stock bonus awards and other director compensation.

Interest Income (Expense), Net

Interest income (net of interest expense) during the year ended December 31, 1999 was $10,852,000 compared to interest expense of $4,000 during the period from March 17, 1998 (inception) to December 31, 1998. The interest income during the year ended December 31, 1999 is directly related to interest income earned on cash and cash equivalent balances and short term investments associated with proceeds from the issuance of common stock in connection with our initial public offering in July 1999, the exercise of stock options and a warrant for the purchase of common stock, and the issuance of Series A, B, and C convertible preferred stock for an aggregate of approximately $426.3 million during 1999. Interest expense during the period from March 17, 1998 (inception) to December 31, 1998 is due to interest incurred on a capital lease.

Provision for Income Taxes

During the year ended December 31, 1999, MP3.com recorded an income tax benefit of $93,000. The income tax benefit is a result of net operating losses incurred during 1999 for which a portion will be carried back to 1998 to obtain an income tax refund. Due to the loss from operations for both book and tax purposes, no provision or benefit for income taxes was recorded for both 2000 and 1999. Currently, we provide a valuation allowance for all future tax benefits. For the period from March 17, 1998 (inception) to December 31, 1998, we recorded a provision for income taxes of $134,000 as a result of the amortization of deferred compensation, which is not deductible for income tax purposes.

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

Liquidity and Capital Resources

Overview

To date, MP3.com’s operations have been financed from internally generated cash, proceeds from the sale of convertible preferred stock, the proceeds from our initial public offering and, to a lesser extent, the exercise of stock options and equipment financing through a line of credit. As of December 31, 2000, MP3.com had approximately $98.8 million in cash and cash equivalents and short-term investment grade marketable securities.

Operating Activities

Net cash used in operating activities during the year ended December 31, 2000 was approximately $199,068,000, consisting primarily of the following:

•	net loss of approximately $279,493,000;

•	amortization of deferred compensation and other stock based compensation of approximately $12,006,000;

•	depreciation, amortization of goodwill and amortization of prepaid multimedia royalty licenses of approximately $8,691,000;

•	charges and amortization of stock based marketing costs of approximately $21,420,000;

•	stock based charges associated with acceleration of stock option vesting of approximately $6,471,000;

•	impairment of strategic investments and loss on sale of short-term investments of approximately $50,736,000;

•	charge for litigation and copyright matters of approximately $170,000,000;

•	an increase in restricted cash of approximately $30,000,000;

•	a decrease in accounts and unbilled receivables of approximately $1,720,000;

•	an increase in prepaid expenses and other current assets of approximately $3,896,000;

•	an increase in accounts payable and accrued expenses of approximately $10,544,000; and

•	a decrease in the reserve for litigation and copyright matters of approximately $126,229,000; and

•	a decrease in deferred revenue of approximately $41,256,000.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2000 was approximately $91,574,000, consisting primarily of property and equipment expenditures of $12,912,000, net proceeds from short-term investment grade marketable securities of $205,050,000, purchases of prepaid multimedia royalty licenses of $51,000,000, the issuance of a note receivable of $4,000,000, the acquisition of mp3radio.com for $3,816,000 net of cash acquired, and purchases of strategic equity investments of approximately $39,738,000.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2000 was approximately $1,829,000, consisting primarily of repurchases of unvested common stock of $2,400,000 and payments on the line of credit of $1,234,000 offset by proceeds from the issuance of common stock in connection with the exercise of stock options of $1,805,000.

Financial Commitments

We have no material financial commitments other than obligations under our operating leases. For 2001, we expect to substantially increase expenditures for applications including:

•	computer equipment and furniture and fixtures associated with new employees;

•	web site computer equipment;

•	bandwidth and networking equipment and infrastructure;

•	additional sales and marketing employees;

•	equipment and additional employees related to product development;

•	development and acquisition of content.

We expect to pay these expenses principally in cash, though we may elect to enter into additional financing arrangements or expand existing financing arrangements to pay certain types and amounts of expenses. Additionally, we paid substantial prepaid multimedia content royalties in connection with certain litigation settlements. In the future, we may continue to pay substantial settlement costs to the extent currently estimated and we may continue to advance prepaid multimedia content royalties as we settle certain independent music label copyright claims. Capital requirements in any particular period will depend on the timing of these expenditures.

Future Capital Requirements

We believe that our cash, cash equivalent balances and short-term investments in marketable securities will be sufficient to satisfy our cash requirements for at least the next 12 months, after taking into consideration the payment of our reserves for litigation and copyright matters accrued as of December 31, 2000. We intend to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

To the extent our net revenues increase in the future, we anticipate significant increases in our working capital requirements to finance higher relative levels of associated accounts receivable, unbilled receivables and other assets, offset by increases in accounts payable and other liabilities. However, we do not expect that the increases in accounts payable and other liabilities will offset the increases in accounts receivable, unbilled receivables and other assets.

We may need to raise additional capital if our business expands more rapidly than initially planned, satisfy any damage awards or unanticipated settlement costs related to our current or potential future litigation proceedings, finance unanticipated working capital requirements, obtain additional licenses in order to provide certain music services and/or specific content to consumers, develop or enhance existing services or products, fund distribution relationships, respond to competitive pressures, acquire complementary businesses, technologies, content or products. If additional funds are raised through the sale of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, our stockholders may experience additional dilution and these securities may have rights, preferences or privileges senior to those of our stockholders. There can be no assurance that additional financing will be available at all or on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or services or otherwise respond to competitive pressures could be significantly limited. Our business may be harmed by these limitations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including U.S. government and agencies, corporate debt securities, commercial paper, and money market funds. As of December 31, 2000, 100% of our total portfolio matures in one year or less. See Note 1 and 3 of Notes to Consolidated Financial Statements.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at December 31, 2000. The following table presents the fair value balances of our cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2000 (dollars in thousands):

Year of
Expected Maturity

2001

Cash equivalents	$83,858

Average interest rates	6.54%

Short term investments, excluding equity investments	$14,988

Average interest rates	6.61%

Strategic Portfolio Liquidity Risk

We have made strategic investments in certain privately-held companies. Since these companies are not publicly traded, the ability for us to liquidate or sell all or part of our ownership interest in one or all of these companies may be very difficult. In the event we are able to sell all or a portion of our ownership interest, we may need to do so at a substantial discount from our cost or recorded basis. Additionally, the ability of these companies to obtain additional capital, if necessary, to continue to operate may be very difficult. If one or all of these companies are unable to obtain necessary capital to continue their operations, they may file for bankruptcy or be forced into bankruptcy by their creditors. This could further impair our ability to sell or liquidate our ownership interest, which could result in a significant charge to income for impairment of these strategic investments.

Foreign Currency Risk

Currently, nearly all of MP3.com, Inc.’s revenues and expenses are denominated in U.S. dollars and as a result we have experienced no significant foreign exchange gains and losses.

Item 8. Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
MP3.com, Inc.

We have audited the accompanying consolidated balance sheets of MP3.com, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2000 and 1999, and for the period from March 17, 1998 (inception) to December 31, 1998. Our audit also included the consolidated financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of MP3.com’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MP3.com, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from March 17, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

San Diego, California
January 24, 2001

MP3.com, Inc.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

ASSETS

	December 31,

	2000	1999

Current assets:

Cash and cash equivalents	$83,858	$193,192

Short-term investments in marketable securities	14,988	234,789

Accounts receivable, net of allowance for doubtful accounts of $1,810 and $600 in 2000 and 1999, respectively	4,409	6,871

Restricted cash	30,000	—

Unbilled receivables	2,021	1,279

Prepaid expenses and other current assets	11,074	6,334

Prepaid multimedia content royalties	8,755	—

Total current assets	155,105	442,465

Property and equipment, net of accumulated depreciation	20,270	13,849

Prepaid marketing and promotions expense	3,579	2,162

Prepaid multimedia content royalties, less current portion	41,633	—

Strategic investments	11,410	11,983

Other non-current assets	6,602	1,423

Total assets	$238,599	$471,882

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable	$4,767	$5,659

Line of credit	—	1,234

Accrued expenses	15,690	5,019

Deferred revenues	1,104	42,361

Reserve for litigation and copyright matters	42,933	—

Total current liabilities	64,494	54,273

Other liabilities	389	59

Commitments and contingencies (Notes 6 and 9)

Stockholders’ equity:

Preferred stock, par value $0.001 per share; 15,000,000 authorized at December 31, 2000 and 1999, none issued and outstanding at December 31, 2000 and 1999	—	—

Common stock, par value $0.001 per share; authorized 300,000,000 at December 31, 2000 and 1999; 68,529,044 and 68,620,913 issued and outstanding at December 31, 2000 and 1999, respectively	69	69

Additional paid in capital	501,194	477,272

Notes receivable from stockholder	(258)	(258)

Deferred compensation	(4,945)	(18,148)

Accumulated other comprehensive (loss) income	(12)	1,454

Accumulated deficit	(322,332)	(42,839)

Total stockholders’ equity	173,716	417,550

Total liabilities and stockholders’ equity	$238,599	$471,882

The accompanying notes are an integral part of these consolidated financial statements.

MP3.com, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

			Period from
			March 17,
			1998
			(inception) to
	Year Ended December 31,		December 31,

	2000	1999	1998

Net revenues	$80,136	$21,899	$1,162

Cost of revenues (excludes amortization of deferred compensation of $128, $256, and $—, respectively)	15,760	9,211	215

Gross profit	64,376	12,688	947

Operating expenses:

Sales and marketing (excludes amortization of deferred compensation of $1,884, $10,952, and $380, respectively)	71,217	23,998	79

Engineering and product development (excludes amortization of deferred compensation of $2,379, $3,027, and $170, respectively)	22,447	9,417	395

General and administrative (excludes amortization of deferred and other stock-based compensation of $7,615, $8,053, and $—, respectively)	31,503	9,307	142

Charge for litigation and copyright matters	170,000	—	—

Costs related to acquisition activities	1,704	—	—

Amortization of deferred and other stock based compensation	12,006	22,288	550

Total operating expenses	308,877	65,010	1,166

Loss from operations	(244,501)	(52,322)	(219)

Interest income (expense), net	17,412	10,852	(4)

Impairment of strategic investments and loss on sale of short-term investments available for sale	(50,736)	—	—

Loss before minority interest and income taxes	(277,825)	(41,470)	(223)

Provision (benefit) for income taxes	—	(93)	134

Minority interest in losses of an unconsolidated subsidiary	(1,668)	(1,105)	—

Net loss	$(279,493)	$(42,482)	$(357)

Net loss per share:

Basic and diluted	$(4.18)	$(0.78)	$(0.01)

Weighted average shares —basic and diluted	66,799	54,194	26,183

The accompanying notes are an integral part of these consolidated financial statements.

MP3.com, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Per Share Amounts)

					Additional
	Preferred	Preferred	Common	Common	Paid In
	Shares	Stock	Shares	Stock	Capital

Issuance of common stock in exchange for certain assets and liabilities	—	$—	26,179	$26	$(26)

Exercise of stock options	—	—	3,071	3	(1)

Deferred compensation related to the grant of stock options for common stock	—	—	—	—	728

Amortization of deferred compensation	—	—	—	—	—

Net loss and comprehensive loss	—	—	—	—	—

Balance at December 31, 1998	—	—	29,250	29	701

Exercise of stock options in exchange for notes receivable from stockholders	—	—	3,169	3	335

Cancellation of notes receivable from stockholder	—	—	(724)	(1)	(77)

Repayment of note receivable from stockholder	—	—	—	—	—

Issuance of Series A, B and C convertible preferred stock, net of issuance costs of $93	12,872	13	—	—	60,977

Issuance of common stock in conjunction with the initial public offering, net of issuance costs of $23,124	—	—	13,697	14	360,398

Conversion of convertible preferred stock to common stock	(12,872)	(13)	19,308	19	(6)

Exercise of warrants in connection with promotion agreement	—	—	659	1	2,410

Issuance of common stock in connection with certain promotion agreements	—	—	112	1	2,610

Issuance of stock bonus awards	—	—	62	—	1,890

Contribution of common stock to MP3.com Foundation	—	—	100	—	767

Exercise of common stock options	—	—	2,988	3	5,021

Stock based charges associated with acceleration of stock option vesting	—	—	—	—	4,247

Deferred compensation, net of forfeitures	—	—	—	—	37,999

Amortization of deferred compensation	—	—	—	—	—

Comprehensive loss:

Net loss	—	—	—	—	—

Net unrealized gain on marketable securities	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—

Balance at December 31, 1999	—	$—	68,621	$69	$477,272

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Notes		Accumulated
	Receivable		Other		Total
	from	Deferred	Comprehensive	Accumulated	Stockholders’
	Stockholder	Compensation	(Loss) Income	Deficit	Equity

Issuance of common stock in exchange for certain assets and liabilities	$—	$—	$—	$—	$—

Exercise of stock options	—	—	—	—	2

Deferred compensation related to the grant of stock options for common stock	—	(728)	—	—	—

Amortization of deferred compensation	—	550	—	—	550

Net loss and comprehensive loss	—	—	—	(357)	(357)

Balance at December 31, 1998	—	(178)	—	(357)	195

Exercise of stock options in exchange for notes receivable from stockholders	(338)	—	—	—	—

Cancellation of notes receivable from stockholder	78	—	—	—	—

Repayment of note receivable from stockholder	2	—	—	—	2

Issuance of Series A, B and C convertible preferred stock, net of issuance costs of $93	—	—	—	—	60,990

Issuance of common stock in conjunction with the initial public offering, net of issuance costs of $23,124	—	—	—	—	360,412

Conversion of convertible preferred stock to common stock	—	—	—	—	—

Exercise of warrants in connection with promotion agreement	—	—	—	—	2,411

Issuance of common stock in connection with certain promotion agreements	—	—	—	—	2,611

Issuance of stock bonus awards	—	—	—	—	1,890

Contribution of common stock to MP3.com Foundation	—	—	—	—	767

Exercise of common stock options	—	—	—	—	5,024

Stock based charges associated with acceleration of stock option vesting	—	—	—	—	4,247

Deferred compensation, net of forfeitures	—	(37,999)	—	—	—

Amortization of deferred compensation	—	20,029	—	—	20,029

Comprehensive loss:

Net loss	—	—	—	(42,482)	(42,482)

Net unrealized gain on marketable securities	—	—	1,454	—	1,454

Total comprehensive loss	—	—	—	—	(41,028)

Balance at December 31, 1999	$(258)	$(18,148)	$1,454	$(42,839)	$417,550

MP3.com, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Per Share Amounts)

					Additional
	Preferred	Preferred	Common	Common	Paid In
	Shares	Stock	Shares	Stock	Capital

Balance at December 31, 1999	—	$—	68,621	$69	$477,272

Exercise of common stock options and purchases through the ESPP	—	—	924	1	1,804

Repurchase of common stock	—	—	(1,016)	(1)	(2,399)

Fair value of stock options for common stock and warrants issued	—	—	—	—	19,243

Stock based charges associated with acceleration of stock option vesting	—	—	—	—	6,471

Forfeiture of stock options	—	—	—	—	(4,228)

Stock based compensation in connection with stock options granted to certain executive officers	—	—	—	—	3,031

Amortization of deferred compensation	—	—	—	—	—

Comprehensive loss:

Net loss	—	—	—	—	—

Net unrealized loss on marketable securities	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—

Balance at December 31, 2000	—	$—	68,529	$69	$501,194

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Notes		Accumulated
	Receivable		Other		Total
	from	Deferred	Comprehensive	Accumulated	Stockholders’
	Stockholder	Compensation	(Loss) Income	Deficit	Equity

Balance at December 31, 1999	$(258)	$(18,148)	$1,454	$(42,839)	$417,550

Exercise of common stock options and purchases through the ESPP	—	—	—	—	1,805

Repurchase of common stock	—	—	—	—	(2,400)

Fair value of stock options for common stock and warrants issued	—	—	—	—	19,243

Stock based charges associated with acceleration of stock option vesting	—	—	—	—	6,471

Forfeiture of stock options	—	4,228	—	—	—

Stock based compensation in connection with stock options granted to certain executive officers	—	—	—	—	3,031

Amortization of deferred compensation	—	8,975	—	—	8,975

Comprehensive loss:

Net loss	—	—	—	(279,493)	(279,493)

Net unrealized loss on marketable securities	—	—	(1,466)	—	(1,466)

Total comprehensive loss	—	—	—	—	(280,959)

Balance at December 31, 2000	$(258)	$(4,945)	$(12)	$(322,332)	$173,716

The accompanying notes are an integral part of these consolidated financial statements.

MP3.com, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

			Period from
			March 17, 1998
	Year Ended December 31,		(inception) to
			December 31,
	2000	1999	1998

Operating activities:

Net loss	$(279,493)	$(42,482)	$(357)

Adjustments to reconcile net loss to cash (used in) provided by operating activities:

Depreciation, amortization of goodwill and amortization of prepaid multimedia royalty licenses	8,691	1,395	10

Deferred income taxes	—	(98)	98

Stock based charges associated with acceleration of stock option vesting	6,471	4,488	—

Amortization and charges of stock based marketing	21,420	2,857	—

Amortization of deferred and other stock based compensation	12,006	22,288	550

Stock based consulting costs	127	—	—

Charge for litigation and copyright matters	170,000	—	—

Impairment of strategic investments and loss on sale of short-term investments available for sale	50,736	—	—

Loss on sale of fixed assets	91	—	—

Contribution to the MP3.com Foundation	—	767	—

Non-cash lease abandonment expense	—	815	—

Changes in operating assets and liabilities:

Restricted cash	(30,000)	—	—

Accounts receivable	2,462	(6,578)	(224)

Unbilled receivables	(742)	(1,214)	(65)

Prepaid expenses and other current assets	(3,896)	(5,353)	—

Accounts payable	(893)	5,622	25

Accrued expenses	11,437	4,674	105

Reserve for litigation and copyright matters	(126,229)	—	—

Deferred revenues	(41,256)	42,405	15

Cash (used in) provided by operating activities	(199,068)	29,586	157

Investing activities:

Purchase of property and equipment	(12,912)	(15,921)	(29)

Maturities of marketable securities	305,045	45,000	—

Purchases of marketable securities	(99,995)	(278,335)	—

Purchases of strategic investments	(39,738)	(11,983)	—

Issuance of note receivable	(4,000)	—	—

Acquisition of MP3Radio.com, net of cash acquired	(3,816)	—	—

Prepaid multimedia content royalties	(51,000)	—	—

Other assets	(2,010)	(2,693)	(14)

Cash provided by (used in) investing activities	91,574	(263,932)	(43)

Financing activities:

Proceeds from notes receivable	—	2	—

Repurchase of unvested common stock	(2,400)	—	(73)

Payments under capital lease obligations	—	(14)	(19)

(Payments) proceeds from line of credit	(1,234)	1,234	—

Proceeds from the issuance of convertible preferred stock, common stock and common stock warrants	1,805	426,277	2

Cash (used in) provided by financing activities	(1,829)	427,499	(90)

Translation adjustment	(11)	—	—

(Decrease) increase in cash and cash equivalents	(109,334)	193,153	24

Cash and cash equivalents at beginning of period	193,192	39	15

Cash and cash equivalents at end of period	$83,858	$193,192	$39

The accompanying notes are an integral part of these consolidated financial statements.

MP3.com, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

The Company

MP3.com, Inc. (“MP3.com”) has pioneered a revolutionary approach to the promotion and distribution of music. The MP3.com web site is a premier online music destination featuring, representing one of the largest catalogs of digital music available on the Internet today. MP3.com uses the Internet and file formats that make music files smaller to enable this growing number of artists to broadly distribute and promote their music and to enable consumers around the world to conveniently access this continually expanding music catalog. Consumers can search for, listen to and download music free of charge on the MP3.com web site. In addition to the wide variety of music distributed by artists through the MP3.com web site, consumers have a substantial amount of music already in their personal music collections that they want to access, manage and listen to in a variety of ways.

MP3.com shares are traded on the Nasdaq National Market System under the symbol “MPPP.” MP3.com was incorporated in the state of Delaware on March 17, 1998 and commenced operations on that date. MP3.com is headquartered in San Diego, California.

Consolidation

The consolidated financial statements include the accounts of MP3.com and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity and net income or loss attributable to the minority stockholder interests, which relate to MP3.com’s subsidiaries, are shown separately in the consolidated balance sheets and consolidated statements of operations, respectively. Investments in entities in which MP3.com can exercise significant influence, but less than majority owned and not otherwise controlled by MP3.com, are accounted for under the equity method. Under the equity method of accounting, MP3.com’s share of the investee’s earnings or losses are included in the consolidated statements of operations as “Minority interest in losses of an unconsolidated subsidiary.” All other investments, for which MP3.com does not have the ability to exercise significant influence or for which there is not a readily determinable market value, are accounted for under the cost method of accounting. Dividends and other distributions of earnings from investees, if any, are included in income when paid.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expense during the reporting period. Examples include provisions for returns, bad debts, valuation of privately-held strategic investments, the ultimate realizability of the prepaid multimedia content royalties and the litigation and copyright matters charge and reserve. Actual results could differ from those estimates.

Concentration of Credit Risks

Financial instruments that potentially subject MP3.com to significant concentration of credit risk consist primarily of cash, cash equivalents, short-term and strategic investments, and accounts receivable. Substantially all of MP3.com’s cash, cash equivalents, and short-term investments are managed by three financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States and France. MP3.com maintains reserves for potential credit losses.

One customer accounted for 50.4% of total net revenues for the year ended December 31, 2000. One customer accounted for 21.3% of total net revenues for the year ended December 31, 1999. Three customers accounted for 19.0%, 12.2%, and 10.3%, respectively, of total net revenues for the period from March 17, 1998 (inception) to December 31, 1998. Additionally, MP3.com obtains a significant percentage of its revenues by providing various advertising products to Internet and high technology companies.

Cash and Cash Equivalents, Short and Long-Term Investments

MP3.com invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered short-term investments.

MP3.com’s short-term investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, recorded in stockholders’ equity as a separate component of comprehensive income. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. As of December 31, 2000 and 1999, MP3.com recorded net unrealized (losses) gains, net of income taxes, of approximately ($12,000) and $1,454,000, respectively.

MP3.com also invests in equity instruments of privately-held Internet and other technology companies for strategic business purposes. These investments are included in strategic investments and are accounted for under the cost method when ownership is less than 20%. For these investments, MP3.com’s policy is to regularly review the underlying operating performance, cash flow forecasts, and recent private equity transactions in assessing the carrying values. MP3.com assesses and records impairment losses in these long term investments when events and circumstances indicate that such assets might be impaired. For the year ended December 31, 2000, MP3.com has recorded impairment losses of approximately $40,300,000 related to these strategic investments.

Restricted Cash

The restricted cash balance of $30,000,000 as of December 31, 2000 represents cash equivalents held in escrow. This restriction will expire in February 2001 unless MP3.com is proven financially insolvent. The cash equivalents are recorded at market value, which approximates cost. During the escrow period, a third party earns the interest from the escrow funds.

Fair Value of Financial Instruments

MP3.com’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, unbilled receivables, accounts payable, deferred revenues, accrued expenses and a line of credit. Cash equivalents and short-term investments are stated at fair value, based on quoted market prices. The estimated value of all other financial instruments at December 31, 2000 and 1999 was not materially different from the values presented in the respective balance sheets.

Computer Software for Internal Use

MP3.com does not sell or license the rights to future use of its software; accordingly, software development costs, consisting of internally developed software and web site development costs, are accounted for in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with SOP 98-1, internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over the useful lives of the related software application of up to three years. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the Internet industry and technology in general. MP3.com capitalized $1,566,000 and $410,000 of software development costs for the years ended December 31, 2000 and 1999, respectively. Depreciation associated with the capitalized software development costs totaled $422,000, $48,000 and zero for the years ended December 31, 2000 and 1999 and for the period from March 17, 1998 (inception) to December 31, 1998, respectively.

Depreciation and Amortization

Property and equipment is stated at historical cost and depreciated using the straight-line method over the estimated useful lives of 2 to 5 years. Leasehold improvements are amortized over the shorter of their estimated useful lives, generally five years, or the lease term. Acquired music catalog is stated at historical cost and amortized using the straight-line method over the estimated useful life of 15 years.

Prepaid Multimedia Content Royalties

MP3.com has obtained multimedia content licenses for the future use of both video and audio music content from certain major recording companies. These licensing agreements provide a non-refundable prepaid royalty for a fixed term ranging from 3 to 10 years. MP3.com has capitalized the cost of these prepaid royalty arrangements for both the video and music licenses. MP3.com has recorded amortization expense at the greater of straight-line amortization or units of measure to cost of revenues for music content, and will begin to record expense for the video licenses upon both the receipt of the video content and MP3.com’s use of the video content on the same basis as the music content. Periodically, MP3.com will assess these assets for impairment.

Impairment of Long-Lived Assets

MP3.com evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.” SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of these assets exceeds the future undiscounted cash flows attributable to these assets. MP3.com assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows. MP3.com has identified no such impairment losses as of December 31, 2000. All of MP3.com’s long-lived assets are located in the United States.

Revenue Recognition

MP3.com recognizes revenue pursuant to Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable.

MP3.com’s revenues are derived from online advertising, offline advertising and electronic commerce. Online advertising revenues primarily consist of banner, button, portal and sponsorship advertisements on our web site in addition to advertisements placed in e-mail and greeting card campaigns. Banner, button, portal, e-mail and greeting card advertisements are impression based, requiring the advertisement to be displayed or delivered a minimum number of times over the contract period. Sponsorship advertising contracts generally involve static advertisements, whereby the advertisement is continually displayed on a specified area of the MP3.com web site during the contract period. Impression based contract revenues are recognized as the impression is displayed on the MP3.com web site or delivered via e-mail or greeting card to the intended addressee. In these circumstances, MP3.com recognizes revenues as impressions are delivered. To the extent minimum guaranteed impressions are not met, MP3.com defers recognition of the corresponding revenues until the remaining guaranteed impressions are delivered. Sponsorship advertisement contract revenues are generally recognized evenly over the period in which the advertisement is displayed.

Offline advertising revenues primarily consist of advertising sponsorships of free CD products, sweepstakes, contests and special events. Free CD product revenue is recognized upon the shipment of each CD to the registered recipient. Contest and sweepstakes revenue is recognized upon determination and notification of the contest winner. Special event revenue is recognized on the date the event occurs.

Electronic commerce revenues primarily consist of online sales of DAM CDs and other music-related merchandise. Revenue derived from the sale of DAM CDs and music-related merchandise is recognized upon shipment at the total sales price. The portion of the sales price payable to artists as royalties is expensed to cost of revenues and accrued at the time revenue is recorded.

Deferred revenue represents payments or billings in excess of revenue recognized. Unbilled receivables represent revenues recognized in excess of payments or billings.

Pursuant to SAB No. 101, MP3.com recognizes revenue for multiple element arrangements by the four criteria mentioned above. Additionally, MP3.com values each element of the arrangement by using a three-month rolling average for identical or very similar products sold over the last three months for cash. In the event there is a discount or premium to the historical three-month average cash selling prices, the resulting discount or premium is allocated to each element on a pro-rata basis. MP3.com was required to adopt SAB No. 101 during the fourth quarter of 2000. There was no financial statement (including recording revenues gross versus net) effect to the adoption of SAB No. 101.

MP3.com has entered into marketing and promotion arrangements and recognized revenue with certain parties where MP3.com has also made a strategic investment. MP3.com accounts for these arrangements under Accounting Principal Board No. 29 “Accounting for Nonmonetary Transactions” (“APB No. 29”). Under APB No. 29, the fair value of the exchange is based upon the lower of the products historically sold for cash as outlined under SAB 101 or the valuation ascribed in the strategic investment. Additionally, there must be no major uncertainties as to the realizability of the strategic investment’s value. Further, all of the conditions to revenue recognition as they relate to SAB 101 must be met before revenue is ultimately recorded. During the years ended December 31, 2000 and 1999, MP3.com recognized $8,351,000 and $869,000, respectively, of revenue in connection with strategic investments.

Engineering and Product Development Costs

Engineering and product development costs include expenses incurred by MP3.com to manage, monitor, maintain and operate MP3.com’s web site. Engineering and product development costs are expensed as incurred.

Advertising Costs

MP3.com recognizes advertising expenses in accordance with Statement of Position (“SOP”) 93-7 “Reporting on Advertising Costs.” As such, MP3.com expenses the costs of producing advertisements at the time the respective advertisement is first used. MP3.com does not incur any direct-response advertising costs. Advertising expense totaled approximately $4,300,000, $2,000,000 and $10,000 for the years ended December 31, 2000, 1999 and for the period from March 17, 1998 (inception) to December 31, 1998, respectively.

Stock-Based Compensation

MP3.com accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the deemed fair value of MP3.com’s stock over the employee’s exercise price. When the exercise price of the employee stock option is less than the fair value price of the underlying stock on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. Deferred compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Accordingly, deferred compensation is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest. MP3.com has recorded amortization of deferred compensation corresponding to the grants of stock options to employees and consultants of $8,975,000, $20,029,000 and $550,000 during the years ended December 31, 2000, 1999 and for the period from March 17, 1998 (inception) to December 31, 1998, respectively.

Net Loss Per Share

MP3.com computes net loss per share following SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common shares and incremental common shares issuable upon the exercise of stock options, are included in diluted net loss per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of dilutive net loss per share for the years ended December 31, 2000, 1999 and for the period from March 17, 1998 (inception) to December 31, 1998, because the effect would be anti-dilutive.

Under the provisions of SAB 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

The following table sets forth the computation of basic and diluted net loss per share as follows (in thousands, except per share amounts):

			Period from
			March 17,
			1998
			(inception) to
	Year Ended December 31,		December 31,

	2000	1999	1998

Numerator:

Net loss	$(279,493)	$(42,482)	$(357)

Denominator:

Weighted average shares outstanding	68,193	59,306	26,200

Weighted average unvested common shares subject to repurchase agreements	(1,394)	(5,112)	(17)

Denominator for basic and diluted calculation	66,799	54,194	26,183

Net loss per share:

Basic and diluted	$(4.18)	$(0.78)	$(0.01)

Dilutive common stock equivalents include common stock options, preferred stock, and warrants for common stock as if converted and restricted stock that has not yet fully vested. Potentially dilutive securities totaled approximately

6,733,000, 5,050,000 and 17,000 for the years ended December 31, 2000, 1999 and for the period from March 17, 1998 (inception) to December 31, 1998, respectively, and were excluded from the diluted earnings per share because of their anti-dilutive effect.

Comprehensive Income

MP3.com has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive loss. There were no differences between MP3.com’s net loss and its total comprehensive loss for the year ended December 31, 2000 and 1999, except for net unrealized gains and losses on investments of approximately $(1,466,000) and $1,454,000, respectively.

Segment Information

MP3.com adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. MP3.com identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. MP3.com believes it operates in a single business segment. Through December 31, 2000, there have been insignificant foreign operations.

A summary of advertising and merchandise revenue from customers is as follows (in thousands):

			Period from
			March 17, 1998
			(inception) to
	Year Ended December 31,		December 31,

	2000	1999	1998

Advertising	$77,362	$20,493	$1,061

Merchandise	2,774	1,406	101

	$80,136	$21,899	$1,162

Statements of Cash Flows

The table below discloses supplemental cash flow information and non-cash activities (in thousands):

			Period from
			March 17, 1998
			(inception) to
	Year Ended December 31,		December 31,

	2000	1999	1998

Supplemental disclosures of cash flow information:

Interest paid	$75	$119	$3

Taxes received (paid)	$126	$(171)	$(1)

Supplemental schedule of non-cash activities:

Unrealized (loss) gain on marketable securities, net	$(1,466)	$1,454	$—

Issuance of common stock, stock options for common stock and common stock warrants for marketing, promotions and compensation	$19,243	$6,692	$—

Stock based compensation associated with the acceleration of stock option vesting	$6,471	$4,247	$—

Reduction in deferred compensation associated with stock option forfeitures	$4,228	$—	$—

Other stock-based compensation	$3,031	$369	$—

Common stock issued for notes receivable	$—	$338	$—

Cancellation of stockholder notes receivable	$—	$78	$—

Contribution of common shares to the MP3.com Foundation	$—	$767	$—

Deferred compensation, net of forfeitures	$—	$37,999	$728

Property and equipment acquired under capital leases	$—	$—	$33

Recent Accounting Pronouncements

In June 1999, the FASB issued Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities —Deferral of Effective Date of FASB Statement No. 133” (“SFAS No. 137”). The Statement defers for one year the effective date of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 137 now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires MP3.com to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. As of December 31, 2000, MP3.com did not hold any derivative instruments, except a warrant which had a full impairment reserve, or conduct any hedging activities. Therefore, there is no anticipated impact to the consolidated financial statements for the adoption of SFAS No. 133 and 137.

2. Balance Sheet Supplementary Disclosure

Property and equipment consist of the following (in thousands):

	December 31,

	2000	1999

Compact disc database	$1,251	$385

Computer equipment	15,936	8,321

Software	2,874	1,461

Office furniture and equipment	4,331	3,711

Leasehold improvements	3,613	1,310

	28,005	15,188

Accumulated depreciation	(7,735)	(1,339)

	$20,270	$13,849

During the year ended December 31, 1999, MP3.com incurred a lease abandonment charge of $815,000 when it moved to its new facilities. This charge includes a write-off of certain furniture and leasehold improvements of $795,000, net of accumulated depreciation of $66,000.

Accrued expenses consist of the following (in thousands):

	December 31,

	2000	1999

Accrued compensation and related expenses	$6,560	$1,848

Accrued marketing and promotion expenses	797	480

Accrued professional fees	1,914	499

Accrued artist earnings	3,021	694

Other accrued liabilities	3,398	1,498

	$15,690	$5,019

3. Investments

Marketable Securities

At December 31, 2000 and 1999, short-term investments in marketable securities were classified as available-for-sale as follows (in thousands):

	December 31, 2000

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

Short-term Investments:

Corporate debt securities	$9,734	$254	$—	$9,988

U.S. government and agencies	5,000	—	—	5,000

	$14,734	$254	$	$14,988

Cash Equivalents:

Commercial paper	$42,257	$23	—	$42,280

Money market fund	22,970	—	—	22,970

U.S. government and agencies	19,987	7	—	19,994

	$85,214	$30	$—	$85,244

	December 31, 1999

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

Short-term Investments:

Corporate debt securities	$151,384	$22	$23	$151,383

U.S. government and agencies	68,655	1	—	68,656

Publicly traded equity securities	13,347	1,403	—	14,750

	$233,386	$1,426	$23	$234,789

Cash Equivalents:

Commercial paper	$102,962	$37	—	$102,999

Money market fund	17,307	—	—	17,307

U.S. government and agencies	72,959	14	—	72,973

	$193,228	$51	$—	$193,279

As of December 31, 2000 and 1999, the balance sheet caption “cash and cash equivalents” included a book cash deficit of approximately $1,386,000 and $87,000, respectively.

MP3.com holds a warrant in a publicly traded company. At December 31, 1999, the warrant was classified as available-for-sale marketable securities and reported at fair value with unrealized gains recorded in stockholders’ equity as comprehensive income. As of December 31, 1999, the fair value of the warrant was determined using the Black-Scholes model based on the following assumptions:

December 31,
1999

Risk free interest rate	5.5%

Expected life (years)	4.0

Dividend yield	1.0%

Expected volatility	46.7%

Public price of common stock	$8.09

During the year ended December 31, 2000, MP3.com fully reserved for the impairment of the warrant as the decline in the stock price was determined to be other than temporary.

The contractual maturities of debt securities classified as available-for-sale as of December 31, 2000 and 1999 are as follows (in thousands):

	December 31,

	2000	1999

Due within one year	$100,232	$408,365

Due after one year through two years	—	4,953

	$100,232	$413,318

Realized gains and losses were immaterial to MP3.com’s financial results for the years ended December 31, 2000 and 1999.

Investments in Strategic Investments and Joint Venture

Investments in joint ventures and other companies that MP3.com does not control but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Equity method investments are stated at their cost of acquisition adjusted for MP3.com’s equity in undistributed net income (loss) since the date of acquisition. Investments that the MP3.com does not control and does not have the ability to exercise significant influence over operating and financial policies are accounted for by the cost method. Cost method investments are carried at their cost of acquisition. Cost method investments in publicly traded companies or securities are subsequently marked to market with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the balance sheets.

During the year ended December 31, 2000 and 1999, MP3.com purchased a number of investments focused on establishing strategic business relationships. These investments provided MP3.com with equity ownership interests in Internet and other technology-based companies in exchange for $39,700,000 and $25,300,000 in cash, respectively.

Subsequent to an investment purchase, MP3.com evaluates whether subsequent events and circumstances indicate that the carrying amount of such investment is impaired. If a decline in fair value of the investment below its cost basis is judged to be other than temporary, the investment is considered to be impaired, and the carrying amount of the investment is written down to fair value as a new cost basis. The new cost basis is not changed for subsequent recovery, if any, in the fair value of the investment. MP3.com’s future results of operations for a quarter or a year could be materially affected by a future write down in the carrying amount of these investments to recognize an impairment loss due to an other than temporary decline in the value of these investments. As of December 31, 2000, such impairments have occurred resulting in impairment losses of approximately $40,300,000.

4. Related Party Transactions

On January 25, 1999, MP3.com loaned one of its executive officers $260,000 which was used to exercise an option to purchase 2,437,500 shares of common stock that was granted to him under the Company’s 1998 Equity Incentive Plan. The loan, as amended, is a full recourse note secured by 187,500 shares of MP3.com’s common stock that bears interest at 4.64% and is due in January 2003. During the year ended December 31, 1999, payments totaling approximately $2,000 were made to repay an amount equal to the par value of the shares purchased. No payments were received during the year ended December 31, 2000.

During the years ended December 31, 2000 (until his resignation as of October 19, 2000) and 1999, the Chairman of Gateway, Inc. (“Gateway”) held a seat on the Board of Directors of MP3.com. During this same period of time, MP3.com purchased approximately $628,000 and $510,000 of computers and computer related equipment from Gateway, respectively.

In October 2000, MP3.com entered into a three year consulting agreement with a member of the Board of Directors. In connection with the consulting agreement, this member will receive an annual consulting fee of $450,000 payable monthly and an option to purchase 125,000 shares of MP3.com common stock at the fair market value of MP3.com’s common stock price on the grant date. The option was issued pursuant to MP3.com’s Amended and Restated 1998 Equity Incentive Plan. The options vested 25% immediately with the remaining shares vesting in four quarterly increments over the course of one year. See Note 7 for the accounting of the stock option.

In October and November 2000, our Chairman and Chief Executive Officer issued an option on shares he directly owns to certain executive officers of MP3.com to purchase an aggregate of 2,500,000 shares of MP3.com common stock. The options are fully vested, have a term of five years and were issued at a discount from fair market value of the MP3.com common stock price on the grant date. See Note 7 for the accounting for these stock options.

5. Acquisition

In April 2000, MP3.com agreed to purchase 53.5% of mp3radio.com, a joint venture with Cox Interactive Media, Inc. that it did not own. MP3.com paid approximately $4,000,000 in cash, received tangible net assets of $47,000 and assumed liabilities of $231,000. During the transition period ending June 30, 2000, the costs of relocating the joint venture’s operations to San Diego were shared pro rata based upon the parties’ existing ownership percentages and included in minority interest in losses of an unconsolidated subsidiary. The acquisition was completed during the third quarter of 2000 and was accounted for under the purchase method of accounting. The excess purchase price over fair value of net assets acquired was generally allocated to assembled work force; URLs, trademarks and trade names; radio station agreements; and goodwill. The excess purchase price over fair value of the assets acquired of approximately $4,000,000 will be amortized over the following periods using the straight-line method as follows (in thousands):

Intangible Asset	Amount	Life

Assembled work force	$50	12 months

URL’s, trademarks and trade names	$200	24 months

Radio station agreement	$1,250	12 months

Goodwill	$2,500	24 months

The operating results of mp3radio.com have been included in the consolidated statement of operations from the date of acquisition. The results of operations for mp3radio.com in 2000 were insignificant to MP3.com. Therefore, the pro forma net revenues, operating loss, net loss, net loss per share —basic, and net loss per share —diluted are not disclosed.

6. Lease Commitments

MP3.com leases its facilities and some of its furniture under noncancellable operating leases, expiring at various dates through March 2009.

Future minimum annual lease payments under noncancellable operating leases at December 31, 2000 are as follows (in thousands):

Year ended December 31,	Operating Leases

2001	$1,980

2002	2,048

2003	1,984

2004	1,914

2005	1,509

Thereafter	3,045

Minimum lease payments	$12,480

Rent expense totaled $2,414,000, $896,000 and $10,000 for the years ended December 31, 2000 and 1999, and for the period from March 17, 1998 (inception) to December 31, 1998, respectively.

7. Stockholders’ Equity

Common Stock

In July 1999, the Board of Directors authorized a 3-for-2 stock split of all outstanding common stock. All share and per share information has been retroactively restated to reflect the stock splits.

In July 1999, MP3.com completed its initial public offering of common stock. A total of 13,697,233 shares were sold at a price of $28.00 per share. The offering resulted in net proceeds to MP3.com of approximately $360.4 million, net of an underwriting fee of $20.6 million and offering expenses of $2.5 million. Upon the closing of MP3.com’s initial public offering, all 12,871,681 shares of the Series A, B, and C Convertible Preferred Stock converted into 19,307,516 shares of common stock.

Stock Options

During 1998, MP3.com adopted the Founders Stock Option Plan (the “Founders Plan”) and the 1998 Equity Incentive Plan (the “Incentive Plan”) for the granting of both incentive and non-qualified stock options. In February 2000, MP3.com adopted the 2000 Equity Incentive Plan (the “2000 Plan”). The 1998 Equity Incentive Plan was subsequently amended and restated in 1999 and 2000. Under the plans, incentive stock options may be granted to employees, directors, and officers of MP3.com and non-qualified stock options may be granted to consultants, employees, directors, and officers of MP3.com. Options granted under the plans are for periods not to exceed ten years, and must be issued at prices not less than 100% and 50%, for incentive and nonqualified stock options, respectively, of the fair value of the stock on the date of grant, as determined by the Board of Directors. Options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair value of the stock on the date of grant, as determined by the Board of Directors.

The Founders Plan reserved 3,071,250 shares of common stock for grants to founders of MP3.com. During 1998, all of the shares reserved in the Founders Plan were granted, and in December 1998 all of the shares were exercised at $0.001 per share. The Founders shares were obtained by an early exercise and are subject to be repurchased by MP3.com at the original exercise price. As of December 31, 2000, there were 2,022,789 shares exercised and vested, 415,905 were repurchased and cancelled and 632,556 shares could be repurchased by MP3.com.

The Incentive Plan reserved 22,500,000 shares, as amended, of common stock for granting to employees and non-employees of MP3.com. Grants under the Incentive Plan generally vest over four years with 25% of the shares vesting on the first anniversary of the grant and 1/36 of the remaining shares vesting in equal installments monthly for the following 36 months.

The 2000 Plan contains the same provisions as the Incentive Plan with the exception that the grant of common shares are nonstatutory stock options to employees of MP3.com and no more than 40% of the shares reserved under the 2000 Plan may be granted to existing executive officers of MP3.com. The 2000 Plan reserved 1,100,000 shares of common stock for grant.

The following table summarizes MP3.com’s stock option activity for the Founders Plan, Incentive Plan and 2000 Plan:

			Weighted Average
	Available For	Options	Exercise Price
	Grant	Outstanding	Per Share

Balance at March 17, 1998 (inception)	—	—	—

Shares reserved	9,821,250	—	—

Shares granted	(3,071,250)	3,071,250	$0.001

Shares exercised	—	(3,071,250)	$0.001

Balance as of December 31, 1998	6,750,000	—	—

Increase in shares available	6,000,000	—	—

Shares granted	(13,106,260)	13,106,260	$8.28

Shares exercised	—	(5,769,479)	$0.85

Shares forfeited	902,600	(902,600)	$3.66

Balance as of December 31, 1999	546,340	6,434,181	$15.53

Increase in shares available	10,600,000	—	—

Shares granted	(8,653,881)	8,653,881	$8.51

Shares exercised	—	(827,981)	$0.54

Shares forfeited	1,423,235	(1,423,235)	$16.65

Balance as of December 31, 2000	3,915,694	12,836,846	$11.55

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

The following table summarizes information about stock options outstanding as of December 31, 2000:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$0.11 —$12.13	8,167,216	9.3	$3.53	1,054,254	$2.40

$13.50 —$31.13	2,786,155	9.2	$17.59	244,701	$22.44

$31.56 —$55.63	1,883,475	8.9	$37.37	524,136	$37.69

	12,836,846	9.2	$11.55	1,823,091	$15.23

In October and November 2000, our Chairman and Chief Executive Officer issued an option on shares he directly owns to certain executive officers of MP3.com to purchase an aggregate of 2,500,000 shares of MP3.com common stock. The options are fully vested, have a term of five years and were issued at a discount from fair market value of the MP3.com common stock price on the grant date. Pursuant to Interpretation No. 1 to Accounting Principles Board No. 25, MP3.com has accounted for these stock options as if MP3.com had granted them. Therefore, MP3.com has recognized the intrinsic value of approximately $3,031,000, the difference between the exercise price and the fair market value of MP3.com common stock on the grant date as stock-based compensation during the year ended December 31, 2000.

In October 2000, MP3.com entered into a three year consulting agreement with a member of the board of directors. In connection with the consulting agreement, the director also received an option to purchase 125,000 shares of MP3.com common stock at the fair market value of MP3.com common stock price on the grant date. The option was issued pursuant to MP3.com’s Amended and Restated 1998 Equity Incentive Plan. The option vested 25% immediately with the remaining shares vesting in four quarterly increments. MP3.com accounts for the option pursuant to SFAS 123 and EITF 96-18. SFAS 123 and EITF 96-18 requires that the compensation amount should be measured at the end of each period for the fair value that vests during the given period. Changes in the quoted market value should be reflected as an adjustment of the compensation expense in the periods which the changes occur. During the year ended December 31, 2000, MP3.com recognized approximately $77,000 in stock-based compensation associated to these options granted to the director.

Employee Stock Purchase Plan

In May 1999, MP3.com’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 300,000 shares of common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of MP3.com’s common stock on every January 31 and July 31. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of the offering period or the specified purchase date. There were approximately 97,000 and zero shares purchased under the Purchase Plan during the year ended December 31, 2000 and 1999, respectively.

Warrants for Common Stock

In May 2000, in connection with a legal consulting agreement, MP3.com issued a five year warrant for the purchase of 75,000 shares of common stock. As of the date of grant, the warrant was fully vested and non-forfeitable and provided for an exercise price of $13.45 per share. The warrant is deemed to have a fair value of approximately $794,000 using the Black-Scholes method of valuation. The $794,000 was included in the charge for litigation and copyright matters of $170 million. MP3.com calculated the minimum fair value of the warrant on the grant date using the following assumptions:

Fair value of common stock on the date of issuance	$11.00

Risk-free interest rate	5.50%

Expected life (in years)	5.0

Dividend yield	0%

Expected volatility	184.5%

In December 2000, MP3.com issued three warrants for the purchase of an aggregate of 2,400,000 shares of common stock. As of the date of grant, each warrant is fully vested and non-forfeitable. The warrants in aggregate were deemed to have a fair value of approximately $10,528,000 using the Black-Scholes method of valuation reduced by the receipt of $200,000 in cash. The deemed fair value of $10,328,000 was included in sales and marketing expense for the year ended December 31, 2000. The general terms of the warrants and the calculated the fair value of the warrant on the grant date using the following Black-Scholes assumptions are as follows:

	Warrant #1	Warrant #2	Warrant #3

Terms	1 year	1 year	1 year

Number of shares exercisable	800,000	800,000	800,000

Exercise prices	$6.50	$7.25	$7.25

Fair value of common stock on the date of issuance	$5.688	$5.688	$5.688

Risk-free interest rates	6.25%	6.25%	6.25%

Expected lives (in years)	1.0	2.0	3.0

Dividend yields	0%	0%	0%

Expected volatilities	184.5%	184.5%	184.5%

In November 2000, MP3.com issued three warrants for the purchase of an aggregate of 3,000,000 shares of common stock. As of the grant date, each warrant is fully vested and non-forfeitable. The warrants in aggregate were deemed to have a fair value of approximately $7,750,000 using the Black-Scholes method of valuation. The deemed fair value of $7,750,000 was included in sales and marketing for the year ended December 31, 2000. The general terms of the warrants and the calculated fair value of the warrant on the grant date using the following Black-Scholes assumptions are as follows:

	Warrant #1	Warrant #2	Warrant #3

Terms	1 year	2 years	3 years

Number of shares exercisable	1,000,000	1,000,000	1,000,000

Exercise prices	$3.75	$5.00	$5.00

Fair value of common stock on the date of issuance	$3.375	$3.375	$3.375

Risk-free interest rates	6.25%	6.25%	6.25%

Expected lives (in years)	1.0	2.0	3.0

Dividend yields	0%	0%	0%

Expected volatilities	184.5%	184.5%	184.5%

Pro Forma Disclosures

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if MP3.com accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. The compensation cost associated with MP3.com’s stock-based compensation plans, determined using the minimum value method prescribed by SFAS 123, did not result in a material difference from the reported net loss for the period from March 17, 1998 (inception) to December 31, 1998.

MP3.com calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

			Period from
			March 17,
			1998
			(inception) to
	Year Ended December 31,		December 31,

	2000	1999	1998

Risk-free interest rates	6.0%	5.3%	5.5%

Expected lives (in years)	4.0	4.6	5.0

Dividend yields	0%	0%	0%

Expected volatilities	170%	107%	0%

The effect of compensation cost on net losses and losses per share for the year ended December 31, 2000 and 1999 is as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2000	1999

Net loss as reported	$(279,493)	$(42,482)

Pro forma net loss under SFAS 123	$(291,645)	$(47,341)

Pro forma net loss per share, basic and diluted under SFAS 123	$(4.37)	$(0.87)

Weighted average fair value of options granted	$7.96	$6.26

Because grants of additional stock options are expected to occur each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

Common Stock Reserved

The following represents the number of common shares reserved for future issuances:

Number of Common Shares

Warrants for common stock	5,475,000
Options for common stock	16,752,540
Employee Stock Purchase Plan	203,423

Total	22,430,963

8. Income Taxes

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

The (benefit) provision for income taxes is as follows (in thousands):

			Period from
			March 17,
			1998
			(inception) to
	Year Ended December 31,		December 31,

	2000	1999	1998

Current:

Federal	$—	$(93)	$28

State	—	—	7

Total current	—	(93)	35

Deferred:

Federal	—	—	77

State	—	—	22

Total deferred	—	—	99

(Benefit) provision for income taxes	$—	$(93)	$134

Significant components of the net deferred tax assets are shown below (in thousands). A valuation allowance of $106,033,000 and $6,078,000 has been established at December 31, 2000 and 1999, respectively, as realization of such assets is uncertain.

	December 31,

	2000	1999

Deferred tax assets:

Net operating loss	$76,350	$5,723

Reserve for litigation and copyright matters	20,908	—

Warrants	7,231	—

Other reserves and accruals	1,730	409

Total deferred tax assets	106,219	6,132

Deferred tax liabilities:

Depreciation	(186)	(42)

Other	—	(12)

Total deferred tax liabilities	(186)	(54)

Total deferred tax assets	106,033	6,078

Valuation allowance	(106,033)	(6,078)

Net deferred tax assets	$—	$—

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes is as follows (in thousands):

			Period from
			March 17,
			1998
	Year Ended December 31,		(inception) to
			December 31,
	2000	1999	1998

U.S. federal taxes at the statutory rate	$(95,028)	$(14,099)	$(76)

State taxes, net of federal benefit	(11,258)	12	20

Non-deductible amortization of deferred compensation	4,082	7,578	187

Non-deductible stock based compensation	2,200	1,780	—

Change in valuation allowance	99,955	4,578	—

Other non-deductible expenses	49	58	3

	$—	$(93)	$134

As of December 31, 2000, MP3.com has federal net operating loss carryforwards of approximately $200,000,000 expiring through 2020 and state net operating loss carryforwards of approximately $190,000,000 expiring through 2007. The utilization of these loss carryforwards may be limited by certain events including an ownership change as defined by the Internal Revenue Code. Deferred tax assets relating to net operating loss carryforwards as of December 31, 2000 include approximately $350,000 associated with stock option activity for which subsequent recognizable tax benefits, if any, will be credited directly to shareholders’ equity.

9. Legal Proceedings

Major Label Lawsuits. On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com, Inc. in the United States District Court for the Southern District of New York (the “Major Label Lawsuit.”) The complaint alleged that MP3.com, in connection with certain content available in its My.MP3 service, made unauthorized copies of tens of thousands of audio CDs in violation of the Copyright Act. On April 28, 2000, the court granted plaintiffs’ motion for summary judgment and held that MP3.com was liable for infringing plaintiffs’ copyrights, and the litigation proceeded with discovery on the issues of willfulness and damages. On May 10, 2000, MP3.com disabled the plaintiffs’ content within the My.MP3 service.

Between June and August 2000, MP3.com entered into settlement and license agreements with Warner Music Group, BMG Entertainment, Sony Music and Capitol Records, Inc. (EMI), which together represented eight of the ten major recording companies that filed the Major Label Lawsuit. The settlement agreements provide for a settlement amount to be paid in cash by MP3.com in exchange for a release from the settling plaintiffs and their affiliated entities (as defined in the settlement agreements) of all claims related to the lawsuit and the My.MP3 service. “Most-favored-nation” provisions in these settlement agreements require additional settlement amounts to be paid under certain circumstances.

As a result of these settlements, the Major Label Lawsuit was limited to a dispute with UMG Recordings, Inc., which represents two of the original plaintiffs. A trial in the case was held from August 28 through September 6, 2000 on the issues of willfulness and damages. After hearing evidence, the court ruled on September 6, 2000 that MP3.com had willfully infringed UMG’s copyrights and awarded damages to UMG in an amount of $25,000 per CD. The Court then scheduled a period to allow MP3.com to conduct discovery concerning the certificates of registration for which plaintiffs sought damages. Prior to trial, UMG claimed that it held valid copyright registrations on between 5,000 and 10,000 CDs. On November 16, 2000, UMG made a motion for entry of judgment in the amount of $53,400,000 million in statutory damages, costs and attorneys’ fees, which MP3.com did not oppose. As a result, a judgment in that amount was entered.

MP3.com has also entered into a license agreement with UMG. Subject to certain affirmative obligations of MP3.com and other terms and conditions regarding the implementation of the My.MP3 service, the license agreements discussed above permit MP3.com to utilize recordings owned by Warner Music Group, BMG Entertainment, Sony Music, EMI and UMG as part of the My.MP3 service. The license agreements have terms of approximately three to ten years, and provide for payment of a one-time fee each time a licensor's recording is added to a separate My.MP3 account. These licenses also provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from or in connection with the My.MP3 service or (ii) a specified amount accrued each time a licensor’s recording is streamed from My.MP3. Although MP3.com has obtained license agreements permitting the use of recordings from BMG Entertainment, Warner Music Group, Sony Music, UMG and EMI, there cannot be any assurance that MP3.com will be able to secure similar license agreements from any other recording company.

Other Record Label Lawsuits. Over the course of 2000, some other entities filed lawsuits against MP3.com based on the same set of allegations as the UMG case. These include: Zomba Recording Corp.; Tee Vee Toons, Inc.; Koch Entertainment and Velvel Records LLC (the “Koch case”); EMusic.com, Inc., Fuel 2000 Records, Spinart, Inc., Gig Records, Fearless Records, and Invisible Records (the “EMusic case”); and Unity Entertainment Corporation (the “Unity” case). Additionally, several independent labels have sent MP3.com demand letters alleging similar claims. Discovery in the Tee Vee Toons case is scheduled to end on January 26, 2001, the final pre-trial conference is scheduled for February 27, 2001, and trial is scheduled to commence on March 26, 2001. Discovery in the Zomba case is currently being conducted and is scheduled to close on March 5, 2001, the final pre-trial conference is scheduled for April 13, 2001 and pursuant to the case management plan the case is to be ready for trial on April 16, 2001. Discovery in the Koch case is scheduled to close on March 9, 2001 and the final pre-trial conference is scheduled for April 23, 2001. The complaint in the EMusic case was filed on December 14, 2000. MP3.com’s response to the complaint is currently due by February 8, 2001. The Unity case, which purports to be brought on behalf of Unity, an independent record company whose works were allegedly used in the My.MP3 service, and all other similarly situated entities or individuals, was filed on November 7, 2000. MP3.com, Inc. answered the Complaint on January 16, 2001. In view of the court’s rulings in the Major Label Lawsuit, there is a substantial risk that the issues of infringement, fair use, and willfulness may be adjudicated against us in these cases. This could mean that MP3.com would only be able to litigate the issue of damages.

Publisher Lawsuits. On March 14, 2000, two large music-publishing companies, MPL Communications, Inc. and Peer International Corporation, with the assistance of The Harry Fox Agency, Inc., filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York (the “MPL/Peer case”). The complaint alleged that MP3.com, in connection with its My.MP3 service, made unauthorized copies of approximately 45,000 audio CDs in violation of the Copyright Act, and that MP3.com, in connection with the streaming of audio content to users of the My.MP3 service, continued to make unauthorized digital phonorecords in violation of the Copyright Act. The complaint further alleged that MP3.com’s actions constituted unauthorized copying and willful infringement of plaintiffs’ copyrights. Plaintiffs seek damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3 service or any other service that uses unauthorized reproductions of plaintiffs’ copyrighted works. Additionally, Zomba Enterprises, Inc. has filed its own music publishing case against MP3.com. In view of the court’s rulings in the Major Label Lawsuit, there is a substantial risk that the issues of infringement, fair use, and willfulness may be adjudicated against MP3.com in these cases with publishers. This could mean that MP3.com would only be able to litigate the issue of damages.

On October 17, 2000, MP3.com, the National Music Publishers’ Association, Inc. and its licensing subsidiary, The Harry Fox Agency, Inc. entered into a preliminary agreement that —if approved by individual HFA music publisher-principals —would permit the use of up to one million musical compositions on the My.MP3 service. In addition, MP3.com, MPL and Peer agreed to settle the MPL/Peer case upon finalization of the preliminary agreement, and agreed to stay the MPL/Peer case pending such finalization. In the MPL/Peer case a stipulation of dismissal with prejudice was subsequently signed by the parties on December 28, 2000 and so ordered by the Court on January 2, 2001.

The proposed, 3-year licensing arrangement provides that MP3.com will pay up to $30,000,000 to HFA for the benefit of up to 25,000 music publishers and their songwriter partners, to be allocated to two equal funds. One fund will be used to pay HFA publisher-principals for past uses of music on the My.MP3 service, in exchange for a release from HFA publisher-principals and their affiliated entities of all claims related to the MPL/Peer case and the use of their compositions on the My.MP3 service. The other fund will provide advance payments toward royalties earned under the prospective license. The terms of the prospective license call for a payment of one-quarter cent each time a song is streamed on demand to a customer from his or her My.MP3 locker, along with a one-time fee per track added to the My.MP3 service. In December 2000, MP3.com and HFA agreed to extend the period of time during which individual HFA music publisher-principals could approve the preliminary agreement and permit their musical compositions to be used on the My.MP3 service.

Artists’ Class Action. On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleged that the recording company defendants, in the Major Label Lawsuit), claimed rights in plaintiffs’ recordings that they did not possess. In particular, the complaint alleged that the recording company defendants did not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, did not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and did not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleged that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs asked to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likenesses to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings. On August 28, 2000, the Court issued an oral ruling dismissing all claims against MP3.com. On December 7, 2000, judgment was entered dismissing, with prejudice, the federal claims against the defendants. All state claims were dismissed for lack of an independently sufficient jurisdictional basis. Plaintiffs filed a Notice of Appeal on January 5, 2001.

Copyright Settlement Discussions; Charge to Earnings. MP3.com has pursued and continues to actively pursue settlement discussions with the various plaintiffs and claimants in the cases and disputes discussed above. The decision whether to enter into settlement and/or license agreements with each party will be based upon a number of factors related to both the lawsuits and MP3.com’s business in general. There is no guarantee that MP3.com will be able to enter into any additional settlement agreements on terms favorable to MP3.com, if at all, or that any settlement or license agreement will prove beneficial to MP3.com or its stockholders. During the year ended December 31, 2000, MP3.com recorded a charge for litigation and copyright matters of $170.0 million. The charge for litigation and copyright matters represented MP3.com’s estimate of the total costs to be incurred only in connection with the resolution of the various litigation and copyright matters associated with the My.MP3 service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3 service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge did not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3 service. This charge reflects management’s current expectations, and is based on currently available information as well as significant assumptions made by management regarding the various litigation and copyright matters. Cash payments for the settlements and judgments discussed above and other payments have reduced the cumulative amount reserved as a result of this charge to $42.9 million as of December 31, 2000. MP3.com cannot guarantee that future events or results will conform to management's expectations or assumptions regarding the various litigation and copyright matters. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all copyright matters related to the My.MP3 service could be materially different than those recorded as of December 31, 2000, and could far exceed the resources and market capitalization of MP3.com.

Class Action Lawsuits. MP3.com and certain of the Company's employees, officers and directors have been named as defendants in several lawsuits alleging violations of the federal securities laws. The complaints, which were filed between September 19, 2000 and November 15, 2000 in the United States District Court for the Southern District of California, each purport to be brought on behalf of a class of stockholders. The complaints allege that MP3.com and the other the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding the My.MP3 service and the litigation surrounding the service. The court has entered an order appointing lead counsel and identifying the representative plaintiffs. The complaint does not specify the dollar amount of damages alleged. A stipulated order has been entered providing the plaintiffs until March 2001 to file a consolidated first amended complaint, after which MP3.com and the other defendants will have 60 days to respond. MP3.com has not recorded any charge related to these claims as of December 31, 2000.

Derivative Lawsuits. Between September 14, 2000 and October 26, 2000, certain stockholders of MP3.com filed shareholder derivative suits against MP3.com and certain of its employees, officers and directors in the Superior Court of the State of California, County of San Diego. These complaints allege various statutory and common law claims relating to the My.MP3 service, including breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement, unjust enrichment and waste of corporate assets. Pursuant to a stipulated order, plaintiffs filed a First Amended Consolidated Shareholder Derivative Complaint on January 16, 2001. MP3.com and the other defendants’ initial response to the consolidated complaint is due in March 2001.

Other Litigation. MP3.com is also involved in other legal matters and claims of various types, and from time to time the Company may also be involved in litigation relating to claims arising out of MP3.com's operations in the normal course of business.

In particular, the music industry in the United States is generally regarded as extremely litigious in nature compared to other industries. As a result, in the future MP3.com may be engaged in litigation with others in the music industry, including those entities with whom MP3.com has ongoing license arrangements. For example, some of the major recording companies that settled their portion of the Major Label Lawsuit with MP3.com have asserted in writing that they believe the amount paid by MP3.com to UMG in satisfaction of the Court's judgment, together with the concurrent issuance of warrants to UMG, triggered additional payments to them under the “most favored nations” clause in their settlement agreement with MP3.com. Although MP3.com does not believe they are entitled to any such additional payments, there cannot be any assurance that MP3.com will be successful in ultimately concluding this particular matter in an amicable fashion, or defending any resulting lawsuit. As a result, MP3.com may be forced to defend one or more lawsuits on this and other issues in the future, and in fact may be involved in a number of litigation proceedings with the same group of related plaintiffs. MP3.com has not recorded any charge related to any claims for additional “most favored nations” payments as of December 31, 2000.

There cannot be any assurance MP3.com will be successful in ultimately defending any of these lawsuits, and MP3.com may be required to pay license fees or substantial damages, including statutory, punitive or other damages that far exceed the resources and overall market capitalization of MP3.com, in which event, MP3.com might have to significantly limit or terminate its business operation. At the rate of $25,000 per work (which is the per CD amount of statutory damages awarded by the court in the Major Label Lawsuit), MP3.com's aggregate potential liability resulting from all of the copyright litigation proceedings could exceed one billion dollars. If successful, any one of these lawsuits could seriously have a material adverse effect on MP3.com's business by forcing MP3.com to cease providing services to consumers or requiring MP3.com to pay monetary damages. Even if unsuccessful, these lawsuits still can have a material adverse effect on MP3.com's business by severely damaging MP3.com's reputation, requiring MP3.com to incur legal costs, lowering MP3.com's stock price and public demand for MP3.com's stock, and diverting management’s attention away from MP3.com's primary business activities in general.

10. Quarterly Financial Data (Unaudited) (In thousands, except per share amounts)

		Quarter Ended

	March 31,	June 30,	September 30,	December 31,

1999

Net revenue	$666	$1,911	$4,051	$15,271

Gross profit	$460	$1,100	$2,364	$8,764

Net loss	$(1,406)	$(6,343)	$(19,869)	$(14,864)

Net loss per share —basic and diluted	$(0.05)	$(0.22)	$(0.33)	$(0.23)

Shares used in the per share calculation - basic and diluted	27,537	28,838	60,333	63,316

2000

Net revenue	$17,495	$20,178	$20,459	$22,004

Gross profit	$13,739	$16,366	$16,713	$17,558

Net loss	$(18,137)	$(177,068)	$(48,700)	$(35,588)

Net loss per share —basic and diluted	$(0.28)	$(2.71)	$(0.74)	$(0.54)

Shares used in the per share calculation - basic and diluted	64,628	65,384	65,989	66,509

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the information under the caption “Directors, Executive Officers and Key Employees” contained in Item 1 of Part I of this Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” in our proxy statement to be filed in connection with the solicitation of proxies for our 2001 Annual Meeting of Stockholders (the “Proxy Statement”).

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

The financial statements required by this item are submitted in a separate section with the index beginning on page 64 of this report.

(2) Financial Statement Schedules

The following financial statement schedule of MP3.com is included in Item 14(d):

Schedule II —Valuation and Qualifying Accounts

All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits

See Item 14 (c) below. Each management contract or compensatory plan or arrangement is identified separately in Item 14(c).

(b)       Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2000.

(c)       Exhibits

Exhibit
Number	Description of Document

3.1*	Restated Certificate of Incorporation, as currently in effect.

3.2*	Bylaws, as currently in effect.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2*	Specimen Stock Certificate.

10.1‡(d)	Amended and Restated 1998 Equity Incentive Plan (the “1998 Plan”).

10.2‡*	Form of Stock Option Agreement pursuant to the 1998 Plan.

10.3‡(d)	2000 Equity Incentive Plan (the “2000 Plan”).

10.4‡(d)	Form of Stock Option Agreement pursuant to the 2000 Plan.

10.5‡	Employee Stock Purchase Plan, as amended, and related offering documents.

10.6*	Form of Indemnity Agreement between MP3.com and its directors and officers.

10.7*	Second Amended and Restated Investor Rights Agreement among MP3.com and certain stockholders of MP3.com dated June 4, 1999.

10.8‡*	Founder Stock Purchase Agreement between MP3.com and Michael L. Robertson dated March 18, 1998.

10.9‡*	Employment Agreement between MP3.com and Michael L. Robertson dated May 13, 1999.

10.10‡*	Letter Agreement regarding employment between MP3.com and Robin D. Richards dated January 6, 1999.

10.11‡*	Promissory Note from Robin D. Richards to MP3.com dated January 25, 1999.

10.12‡*	Stock Pledge Agreement, as amended, from Robin D. Richards to MP3.com dated January 25, 1999.

10.133‡*	Letter Agreement regarding employment between MP3.com and Paul L. H. Ouyang dated February 19, 1999.

10.14‡*	Letter Agreement regarding employment between MP3.com and Steven G. Sheiner, as amended, dated May 19, 1999.

10.15(a)	Sublease between MP3.com and ADC Wireless System, Inc. dated July 22, 1999, regarding property located at 4790 Eastgate Mall, San Diego, California.

10.16(b)	Sublease between MP3.com and Franklin Resources, Inc. dated December 13, 1999, regarding property located at 4780 Eastgate Mall, San Diego, California.

10.17(b)	Manufacturing and Fulfillment Services Agreement between MP3.com and Cinram, Inc. dated November 4, 1999.

10.18‡(c)	Separation Agreement between MP3.com and Thomas Spiegel dated March 9, 2000.

10.19†(d)	Settlement Agreement between MP3.com and BMG Entertainment dated June 8, 2000.

10.20†(d)	Settlement Agreement between MP3.com and Warner Music Group Inc. dated June 8, 2000.

10.21†(e)	Settlement Agreement between MP3.com and Capitol Records, Inc. (a.k.a. EMI) dated July 26, 2000.

10.22†(e)	License Agreement between MP3.com and Virgin Holdings, Inc. (a.k.a. EMI) dated July 26, 2000.

10.23†(e)	Settlement Agreement between MP3.com and Sony Music Entertainment Inc. dated August 17, 2000.

10.24†(e)	Amended and Restated Advertising, Promotion and Marketing Agreement between MP3.com and Montaigne Participations Et Gestion (formerly Groupe Arnault) dated September 29, 2000.

10.25	Settlement Agreement between MP3.com and The Harry Fox Agency, Inc., MPL Communications, Inc. and Peer International Corporation dated October 17, 2000.

10.26	Amendment to Settlement Agreement between MP3.com and The Harry Fox Agency, Inc., MPL Communications, Inc. and Peer International Corporation dated December 28, 2000.

10.27†	License Agreement between MP3.com and UMG Recordings, Inc. dated November 14, 2000.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
‡	Management contract or compensatory plan or arrangement.

*	Filed as an exhibit to MP3.com’s Registration Statement on Form S-1, Registration No. 333-78545, and incorporated herein by reference.

(a)	Filed as an exhibit to MP3.com’s Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(b)	Filed as an exhibit to MP3.com’s Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(c)	Filed as an exhibit to MP3.com’s Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(d)	Filed as an exhibit to MP3.com’s Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(e)	Filed as an exhibit to MP3.com’s Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.

(d) Financial Statement Schedules

Schedule II

MP3.com, Inc.

Valuation and Qualifying Accounts

COL. A	COL. B	COL. C		COL. D	COL. E

		Additions		Deductions

			Charged to
	Balance at	Charged to	Other		Balance at
	Beginning	Costs and	Accounts-		End of
Description	of Period	Expenses	Describe	Write-Offs	Period

Allowance for doubtful accounts

For the year ended December 31, 2000	$600,000	$2,107,000	$—	$897,000	$1,810,000

For the year ended December 31, 1999	$56,615	$677,819	$—	$134,434	$600,000

For the period March 17, 1998 (inception) to December 31, 1998	$—	$56,615	$—	$—	$56,615

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 31, 2001.

MP3.COM, INC.

By: /s/ ROBIN D. RICHARDS
Robin D. Richards President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. ROBERTSON Michael L. Robertson	Chief Executive Officer and Director (Principal Executive Officer)	January 31, 2001

/s/ ROBIN D. RICHARDS Robin D. Richards	President and Director	January 31, 2001

/s/ PAUL L. H. OUYANG Paul L. H. Ouyang	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	January 31, 2001

/s/ THOMAS A. HEYMANN Thomas A. Heymann	Director	January 31, 2001

/s/ LAWRENCE F. PROBST III Lawrence F. Probst III	Director	January 29, 2001

/s/ MARK A. STEVENS Mark A. Stevens	Director	January 31, 2001

/s/ HOWARD B. WIENER Howard B. Wiener	Director	January 31, 2001