Form 10-Q/A
period 2000-09-30
MP3 COM INC
filed 2001-02-20
CIK 1078073

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

AMENDMENT TO

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

EXPLANATORY NOTE

      This Amendment No. 1 is being filed solely to re-file certain exhibits to the Form 10-Q in order to disclose certain portions of such exhibits as to which the Registrant had previously requested confidential treatment but as to which the Registrant no longer requests such confidential treatment. Portions of the exhibits that remain confidential and that have been omitted from this filing have been filed separately with the SEC.

MP3.com, Inc.

FORM 10-Q/A
(Amendment No. 1)

FOR THE QUARTER ENDED SEPTEMBER 30, 2000

INDEX

Page

PART II — OTHER INFORMATION

Item 6. Exhibits	1

Signatures	2

i

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:

Exhibit 10.17†	—	Amended and Restated Advertising, Promotion and Marketing Agreement dated September 29, 2000 between the Company and Montaigne Participations Et Gestion (formerly Groupe Arnault)
Exhibit 10.28†	—	Settlement Agreement dated July 26, 2000 between the Company and Capitol Records, Inc. (“EMI”)
Exhibit 10.29†	—	License Agreement dated July 26, 2000 between the Company and Virgin Holdings, Inc. (“EMI”)
Exhibit 10.30†	—	Settlement Agreement dated August 17, 2000 between the Company and Sony Music Entertainment Inc.
Exhibit 27.1*	—	Financial Data Schedule.

†	Confidential treatment has been requested with respect to certain portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Previously filed.

      (b)  Reports on Form 8-K:

      None

1

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MP3.COM, INC.
(Registrant)

By:	/s/ PAUL L.H. OUYANG

Paul L.H. Ouyang
Executive Vice President and Chief Financial Officer
(Authorized Officer)
(Principal Financial and Accounting Officer)

Date: February 16, 2001

2