Form 10-K405/A
period 2000-12-31
MP3 COM INC
filed 2001-03-02
CIK 1078073

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.001 par value

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Exhibit 10.29
Exhibit 10.30

      This Amendment No. 1 is being filed solely to update the Exhibit list set forth in Item 14 of and file certain additional exhibits to the Form 10-K.

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

      (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2000.

      (c)  Exhibits

Exhibit
Number	Description of Document

3.1*	Restated Certificate of Incorporation, as currently in effect.
3.2*	Bylaws, as currently in effect.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2*	Specimen Stock Certificate.
10.1‡(d)	Amended and Restated 1998 Equity Incentive Plan (the “1998 Plan”).
10.2‡*	Form of Stock Option Agreement pursuant to the 1998 Plan.
10.3‡(d)	2000 Equity Incentive Plan (the “2000 Plan”).
10.4‡(d)	Form of Stock Option Agreement pursuant to the 2000 Plan.
10.5‡**	Employee Stock Purchase Plan, as amended, and related offering documents.
10.6*	Form of Indemnity Agreement between MP3.com and its directors and officers.
10.7*	Second Amended and Restated Investor Rights Agreement among MP3.com and certain stockholders of MP3.com dated June 4, 1999.
10.8‡*	Founder Stock Purchase Agreement between MP3.com and Michael L. Robertson dated March 18, 1998.
10.9‡*	Employment Agreement between MP3.com and Michael L. Robertson dated May 13, 1999.
10.10‡*	Letter Agreement regarding employment between MP3.com and Robin D. Richards dated January 6, 1999.
10.11‡*	Promissory Note from Robin D. Richards to MP3.com dated January 25, 1999.
10.12‡*	Stock Pledge Agreement, as amended, from Robin D. Richards to MP3.com dated January 25, 1999.
10.13‡*	Letter Agreement regarding employment between MP3.com and Paul L. H. Ouyang dated February 19, 1999.
10.14‡*	Letter Agreement regarding employment between MP3.com and Steven G. Sheiner, as amended, dated May 19, 1999.

Exhibit
Number	Description of Document

10.15(a)	Sublease between MP3.com and ADC Wireless System, Inc. dated July 22, 1999, regarding property located at 4790 Eastgate Mall, San Diego, California.
10.16(b)	Sublease between MP3.com and Franklin Resources, Inc. dated December 13, 1999, regarding property located at 4780 Eastgate Mall, San Diego, California.
10.17(b)	Manufacturing and Fulfillment Services Agreement between MP3.com and Cinram, Inc. dated November 4, 1999.
10.18‡(c)	Separation Agreement between MP3.com and Thomas Spiegel dated March 9, 2000.
10.19†(d)	Settlement Agreement between MP3.com and BMG Entertainment dated June 8, 2000.
10.20†(d)	Settlement Agreement between MP3.com and Warner Music Group Inc. dated June 8, 2000.
10.21†(e)	Settlement Agreement between MP3.com and Capitol Records, Inc. (a.k.a. EMI) dated July 26, 2000.
10.22†(e)	License Agreement between MP3.com and Virgin Holdings, Inc. (a.k.a. EMI) dated July 26, 2000.
10.23†(e)	Settlement Agreement between MP3.com and Sony Music Entertainment Inc. dated August 17, 2000.
10.24†(e)	Amended and Restated Advertising, Promotion and Marketing Agreement between MP3.com and Montaigne Participations Et Gestion (formerly Groupe Arnault) dated September 29, 2000.
10.25**	Settlement Agreement between MP3.com and The Harry Fox Agency, Inc., MPL Communications, Inc. and Peer International Corporation dated October 17, 2000.
10.26**	Amendment to Settlement Agreement between MP3.com and The Harry Fox Agency, Inc., MPL Communications, Inc. and Peer International Corporation dated December 28, 2000.
10.27†**	License Agreement between MP3.com and UMG Recordings, Inc. dated November 14, 2000.
10.28*	Form of Music Submission Agreement (Version 1.0)
10.29	MP3.com Submission Agreement (Version 2.1 as of August 14, 2000)
10.30	Consulting Agreement between MP3.com and Howard B. Wiener dated as of October 30, 2000.
23.1**	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to the signature page of this Amendment No. 1.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

‡	Management contract or compensatory plan or arrangement.

*	Filed as an exhibit to MP3.com’s Registration Statement on Form S-1, Registration No. 333-78545, and incorporated herein by reference.

      **  Previously filed

(a)	Filed as an exhibit to MP3.com’s Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(b)	Filed as an exhibit to MP3.com’s Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(c)	Filed as an exhibit to MP3.com’s Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(d)	Filed as an exhibit to MP3.com’s Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(e)	Filed as an exhibit to MP3.com’s Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.

      (d)  Financial Statement Schedules

SCHEDULE II

MP3.com, Inc.

Valuation and Qualifying Accounts

COL. A	COL. B	COL. C		COL. D	COL. E

		Additions		Deductions

			Charged to
	Balance at	Charged to	Other		Balance at
	Beginning	Costs and	Accounts —		End of
Description	of Period	Expenses	Describe	Write-Offs	Period

Allowance for doubtful accounts

For the year ended December 31, 2000	$600,000	$2,107,000	$—	$897,000	$1,810,000

For the year ended December 31, 1999	$56,615	$677,819	$—	$134,434	$600,000

For the period March 17, 1998 (inception) to December 31, 1998	$—	$56,615	$—	$—	$56,615

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2001.

MP3.COM, INC.

By:	/s/ ROBIN D. RICHARDS

Robin D. Richards
President

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul L. H. Ouyang and Robin D. Richards as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. ROBERTSON Michael L. Robertson	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2001

/s/ ROBIN D. RICHARDS Robin D. Richards	President and Director	February 28, 2001

/s/ PAUL L. H. OUYANG Paul L. H. Ouyang	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 28, 2001

/s/ THOMAS A. HEYMANN Thomas A. Heymann	Director	February 28, 2001

/s/ LAWRENCE F. PROBST III Lawrence F. Probst III	Director	February 28, 2001

/s/ MARK A. STEVENS Mark A. Stevens	Director	February 28, 2001

/s/ HOWARD B. WIENER Howard B. Wiener	Director	February 28, 2001

5