Form 10-Q
period 2001-03-31
MP3 COM INC
filed 2001-04-27
CIK 1078073

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.  Yes    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 per share par value, 68,665,728 shares outstanding as of April 19, 2001.

This report contains 46 pages

MP3.COM, INC.

FORM 10-Q

For the Quarter Ended March 31, 2001

PART I — CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MP3.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

ASSETS

	March 31,	December 31,
	2001	2000

	(Unaudited)

Current assets:

Cash and cash equivalents	$91,211	$83,858

Short-term investments in marketable securities	—	14,988

Accounts receivable, net	4,812	4,409

Restricted cash	—	30,000

Unbilled receivables	1,259	2,021

Prepaid expenses and other current assets	12,990	11,074

Prepaid multimedia content royalties	9,056	8,755

Total current assets	119,328	155,105

Property and equipment, net of accumulated depreciation	19,428	20,270

Prepaid marketing and promotions expense, net of accumulated amortization	3,511	3,579

Prepaid multimedia content royalties, net of accumulated amortization, less current portion	39,691	41,633

Strategic investments	11,410	11,410

Other non-current assets	5,998	6,602

Total assets	$199,366	$238,599

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,810	$4,767

Accrued expenses	14,721	15,690

Deferred revenues	1,654	1,104

Reserve for litigation and copyright matters	43,399	42,933

Total current liabilities	64,584	64,494

Other liabilities	427	389

Stockholders’ equity:

Preferred stock, par value $0.001 per share; 15,000,000 authorized at March 31, 2001 and December 31, 2000; none issued and outstanding at March 31, 2001 and December 31, 2000.	—	—

Common stock, par value $0.001 per share; 300,000,000 authorized at March 31, 2001 and December 31, 2000; 68,664,790 and 68,529,044 issued and outstanding at March 31, 2001 and December 31, 2000, respectively	69	69

Additional paid in capital	501,125	501,194

Common shares issuable	5,391	—

Note receivable from stockholder	(258)	(258)

Deferred compensation	(3,501)	(4,945)

Accumulated other comprehensive loss	(11)	(12)

Accumulated deficit	(368,460)	(322,332)

Total stockholders’ equity	134,355	173,716

Total liabilities and stockholders’ equity	$199,366	$238,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

MP3.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2001	2000

Net revenues	$21,750	$17,495

Cost of revenues (excludes amortization of deferred compensation of $ — and $71, respectively)	4,875	3,756

Gross profit	16,875	13,739

Operating expenses:

Sales and marketing (excludes deferred compensation amortization of $321 and $591, respectively)	10,491	17,002

Engineering and product development (excludes deferred compensation amortization of $325 and $805, respectively)	5,595	5,279

General and administrative (excludes deferred compensation amortization of $325 and $2,935, respectively)	6,218	7,762

Charge related to class action and derivative lawsuits	41,428	—

Amortization of deferred compensation	971	4,402

Costs related to acquisition activities	—	1,704

Total operating expenses	64,703	36,149

Loss from operations	(47,828)	(22,410)

Interest income, net	1,700	5,678

Loss before minority interest	(46,128)	(16,732)

Minority interest in losses of an unconsolidated subsidiary	—	1,405

Net loss	$(46,128)	$(18,137)

Net loss per share:

Basic and diluted	$(0.69)	$(0.28)

Weighted average shares — basic and diluted	66,929,000	64,628,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MP3.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2001	2000

Operating activities:

Net loss	$(46,128)	$(18,137)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation, amortization of goodwill and amortization of prepaid multimedia royalty licenses	4,581	1,158

Amortization of deferred compensation	971	4,402

Charge related to class action and derivative lawsuits (non-cash portion)	5,391	—

Stock based charges associated with the acceleration of stock option vesting	—	6,030

Amortization of stock based marketing	—	208

Loss on sale of fixed assets	—	19

Changes in operating assets and liabilities:

Restricted cash	30,000	—

Accounts receivable	(403)	813

Unbilled receivables	762	466

Prepaid expenses and other current assets	2,743	552

Accounts payable	43	(3,580)

Accrued expenses	(931)	9,339

Reserve for litigation and copyright matters	(2,776)	—

Deferred revenue	550	(4,290)

Cash used in operating activities	(5,197)	(3,020)

Investing activities:

Purchase of property and equipment	(1,227)	(5,571)

Maturities of marketable securities, net	14,977	74,385

Purchases of prepaid multimedia content royalties	(1,626)	—

Purchases of strategic investments	—	(31,637)

Other assets	10	(1,845)

Cash provided by investing activities	12,134	35,332

Financing activities:

Proceeds from the issuance of common stock	404	975

Repurchase of unvested common stock	—	(2,400)

Payments on line of credit	—	(217)

Cash provided by (used in) financing activities	404	(1,642)

Translation adjustment	12	—

Increase in cash and cash equivalents	7,353	30,670

Cash and cash equivalents at beginning of period	83,858	193,192

Cash and cash equivalents at end of period	$91,211	$223,862

Supplemental disclosures of cash flow information:

Interest paid	$—	$27

Taxes paid	$5	$—

Supplemental schedule of non-cash activities:

Unrealized loss on marketable securities, net	$1	$5,773

Reduction in deferred compensation associated with stock option forfeitures	$473	$3,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

MP3.com, Inc. (“MP3.com”) has created a unique and robust technology infrastructure designed to facilitate the storage, management, promotion, and delivery of digital music. As a Music Service Provider (MSP), the company is dedicated to providing consumers access to music when they want it, where they want it, using any web-enabled device. The Company’s web site hosts large catalogs of digital music available on the Internet. Dedicated to growing the digital music space, the Company’s products and services include on-demand Subscription Music Channels, an innovative Business Music Services program, a Radio Services program and others. Additionally, through the Company’s MSP technology initiative and its Music InterOperating System, MP3.com is partnering with a variety of forward-looking businesses to expand its digital music strategy.

MP3.com shares of Common Stock are listed for trading on the Nasdaq National Market System under the symbol “MPPP.” MP3.com was incorporated in the state of Delaware on March 17, 1998 and commenced operations on that date. MP3.com is headquartered in San Diego, California.

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited and have been prepared by MP3.com pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information included, in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of MP3.com and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity and net income or loss attributable to the minority stockholder interests which relate to MP3.com’s subsidiaries are shown separately in the consolidated balance sheets and consolidated statements of operations, respectively. Investments in entities over which MP3.com can exercise significant influence, but which are less than majority owned and not otherwise controlled by MP3.com, are accounted for under the equity method. Under the equity method of accounting, MP3.com’s share of the investee’s earnings or losses are included in consolidated statements of operations as “Minority interest in losses of an unconsolidated subsidiary.” All other investments, either in entities over which MP3.com does not have the ability to exercise significant influence or for which there is not a readily determinable market value, are accounted for under the cost method of accounting. Dividends and other distributions of earnings from investees, if any, are included in income when declared.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provisions for returns, bad debts, valuation of privately held strategic investments, the ultimate realizability of the prepaid multimedia content royalties, the reserve for litigation and copyright matters and the charge and reserve for class action and derivative lawsuits. Actual results could differ from those estimates.

Net Loss Per Share

MP3.com computes net loss per share following SFAS No. 128 “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common shares, incremental common shares issuable upon the exercise of stock options, and common shares issuable upon the exercise of warrants for common stock, are included in diluted net loss per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of dilutive net loss per share for the three months ended March 31, 2001 and 2000 because the effect would be anti-dilutive.

Under the provisions of SAB 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

The following table sets forth the computation of basic and diluted net loss per share as follows (in thousands, except share and per share data):

	Three Months Ended

	March 31,	March 31,
	2001	2000

Numerator:

Net loss	$(46,128)	$(18,137)

Denominator:

Weighted average shares outstanding	68,615,000	67,811,000

Weighted average unvested common shares subject to repurchase agreements	(1,686,000)	(3,183,000)

Denominator for basic and diluted calculation	66,929,000	64,628,000

Net loss per share:

Basic and diluted	$(0.69)	$(0.28)

Diluted common stock equivalents include common stock options, warrants for common stock as if converted and restricted stock that has not yet fully vested. Potentially dilutive securities totaled approximately 2,635,000 and 9,753,000 common shares as of March 31, 2001 and 2000, respectively, and were excluded from historical diluted earnings per share because of their anti-dilutive effect.

Comprehensive Income

MP3.com has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in consolidated financial statements. Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive loss. There was no difference between MP3.com’s net loss and its total comprehensive loss for

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the three months ended March 31, 2001 and 2000, except for unrealized losses on investments of approximately $1,000 and $5,773,000, respectively.

Segment Information

MP3.com has adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. MP3.com identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. MP3.com believes it operates in a single business segment. Through March 31, 2001, MP3.com has had insignificant foreign operations.

A summary of advertising and non-advertising revenue from customers is as follows (in thousands):

	Three Months Ended
	March 31,

	2001	2000

Advertising	$20,011	$14,584

Non-advertising	1,739	2,911

	$21,750	$17,495

Note 2 — Legal Proceedings

Copyright Litigation

Major Label Lawsuits. On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com, Inc. in the United States District Court for the Southern District of New York (the “Major Label Lawsuit”). The complaint alleged that MP3.com, in connection with certain content available in its My.MP3 service, made unauthorized copies of tens of thousands of audio CDs in violation of the Copyright Act. On April 28, 2000, the court granted plaintiffs’ motion for summary judgment and held that MP3.com was liable for infringing plaintiffs’ copyrights, and the litigation proceeded with discovery on the issues of willfulness and damages. On May 10, 2000, MP3.com disabled all content within the My.MP3 service except as expressly authorized by the copyright holders.

Between June and August 2000, MP3.com entered into settlement and license agreements with Warner Music Group, BMG Entertainment, Sony Music, and Capitol Records, Inc. (EMI), which together represented eight of the ten major recording companies that filed the Major Label Lawsuit. The settlement agreements provide for a settlement amount to be paid in cash by MP3.com in exchange for a release from the settling plaintiffs and their affiliated entities (as defined in the settlement agreements) of all claims related to the lawsuit and the My.MP3 service. “Most-favored-nation” provisions in these settlement agreements require additional settlement amounts to be paid under certain circumstances.

As a result of these settlements, the Major Label Lawsuit was limited to a dispute with UMG Recordings, Inc., which represented two of the original plaintiffs. A trial in the case was held from August 28 through September 6, 2000 on the issues of willfulness and damages. After hearing evidence, the court ruled on September 6, 2000 that MP3.com had willfully infringed UMG’s copyrights and awarded damages to UMG in an amount of $25,000 per CD. The Court then scheduled a period to allow MP3.com to conduct discovery concerning the certificates of registration for which plaintiffs sought damages. On November 16, 2000, UMG made a motion for entry of judgment in the amount of $53,400,000 in statutory damages, costs, and attorneys’ fees, which MP3.com did not oppose. As a result, a judgment in that amount was entered.

MP3.com has also entered into a license agreement with UMG. Subject to certain affirmative obligations of MP3.com and other terms and conditions regarding the implementation of the My.MP3 service, MP3.com is

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

permitted to utilize the recordings owned by Warner Music Group, BMG Entertainment, Sony Music, EMI, and UMG as part of the My.MP3 service. The license agreements have terms of approximately three to ten years, and provide for payment of a one-time fee each time a licensor’s recording is added to a separate My.MP3 account. These licenses also provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from or in connection with the My.MP3 service or (ii) a specified amount accrued each time a licensor’s recording is streamed from My.MP3. Although MP3.com has obtained license agreements permitting the use of recordings from BMG Entertainment, Warner Music Group, Sony Music, UMG, EMI, and certain other independent labels, we cannot guarantee that MP3.com will be able to secure similar license agreements from any other recording company.

Other Record Label Lawsuits. Over the course of 2000, some other entities filed lawsuits against us based on the same set of allegations as the Major Label Lawsuit. These include: Tee Vee Toons, Inc.; Zomba Recording Corp. (the “Zomba case”); Koch Entertainment and Velvel Records LLC (the “Koch case”); EMusic.com, Inc., Fuel 2000 Records, Spinart, Inc., Gig Records, Fearless Records, and Invisible Records (the “EMusic case”); and Unity Entertainment Corporation (the “Unity” case). Additionally, several independent labels have sent us demand letters alleging similar claims.

A jury trial in the Tee Vee Toons case commenced on March 26, 2001. Prior to trial, in reliance on the Court’s rulings in the Major Label Lawsuit, the issues of infringement, fair use, and willfulness were adjudicated against us. As a result, the jury trial was limited to the issue of damages. The trial concluded on April 6, 2001. The jury considered 145 copyright certificates and returned a verdict which the Court tabulated as totaling $292,968. Subsequently, two jurors contacted the Court to inform it that the verdict decided upon by the jurors contained discrepancies. The Court has interviewed all the jurors and has set a briefing schedule on the issue of the jury’s verdict. The Court could reform the verdict to an amount consistent with the jury’s purported intention, it could leave the verdict undisturbed and enter judgment in the amount originally set by the jury, or it could declare a mistrial. An immediate appeal is likely to be taken by one party or the other depending upon the Court’s ruling.

Discovery in the Zomba case is currently being conducted and is scheduled to close on May 21, 2001. The final pre-trial conference is scheduled for June 29, 2001, and the case is set for trial on July 9, 2001. Like the Tee Vee Toons case, the trial in the Zomba case will be limited to only the issue of damages. The Koch case has been settled and the case is now closed. The complaint in the EMusic case was filed on December 14, 2000. MP3.com’s response to the complaint was filed on February 8, 2001. Pursuant to the case management plan, the case is to be ready for trial on August 20, 2001. The Unity case, which purports to be brought on behalf of Unity, an independent record company whose works were allegedly used in the My.MP3 service, and all other similarly situated entities or individuals, was filed on November 7, 2000. MP3.com, Inc. answered the Complaint on January 16, 2001. On April 16, 2001, the Court entered an order denying plaintiffs’ motion for class certification without prejudice to a renewal of the motion within 45 days.

Publisher Lawsuits. On March 14, 2000, two large music publishing companies, MPL Communications, Inc. and Peer International Corporation, with the assistance of The Harry Fox Agency, Inc. (“HFA”), filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York (the “MPL/ Peer case”). The complaint alleged that MP3.com, in connection with its My.MP3 service, made unauthorized copies of audio CDs containing plaintiffs’ copyrighted works in violation of the Copyright Act, and that MP3.com, in connection with the streaming of audio content to users of the My.MP3 service, continued to make unauthorized digital phonorecords in violation of the Copyright Act. The complaint further alleged that MP3.com’s actions constituted unauthorized copying and willful infringement of plaintiffs’ copyrights. Plaintiffs sought damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3 service or any other service that uses unauthorized reproductions of plaintiffs’ copyrighted works.

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 17, 2000, MP3.com, the National Music Publishers’ Association, Inc., and its licensing subsidiary, HFA, entered into a preliminary agreement to be approved by individual HFA music publisher-principals for settlement and use of musical compositions on the My.MP3 service for a three year term. As a result, MPL and Peer settled the MPL/ Peer case with MP3.com, and a stipulation of dismissal with prejudice was subsequently signed by the parties on December 28, 2000 and entered by the Court on January 2, 2001.

The three-year licensing arrangement provided that MP3.com would pay up to $30 million to HFA for the benefit of up to 25,000 music publishers and their songwriter partners, to be allocated to two equal funds. One fund was used to pay HFA publisher-principals for past uses of music on the My.MP3 service, in exchange for a release from HFA publisher-principals and their affiliated entities of all claims related to those asserted in the MPL/ Peer case and the use of their compositions on the My.MP3 service. The other fund provides advance payments toward royalties earned under the prospective license. The terms of the prospective license call for a payment of one-quarter cent each time a song is streamed on demand to a customer from his or her My.MP3 locker, along with a one-time fee per track added to the My.MP3 service. The preliminary agreement with HFA was finalized on February 28, 2001. Approximately 78% of the publisher-principals HFA represents accepted and are bound by the settlement agreement and approximately 90% accepted and are bound by the licensing agreement. In April 2001, HFA refunded to MP3.com approximately $4.6 million pursuant to the agreement, representing approximately $3.2 million and $1.4 million for the proportion of HFA publisher-principals that did not settle or license content to MP3.com, respectively.

Zomba Enterprises, Inc. has filed its own music publishing case against us making allegations similar to those set forth in the MPL/ Peer case. Additionally, several other publishers, not affiliated with HFA, have sent us demand letters alleging similar claims. In view of the Court’s rulings in the Tee Vee Toons and Zomba cases, there is a substantial risk that the issues of infringement, fair use, and willfulness may be adjudicated against us in any and all publisher cases. This would mean that we would only be able to litigate the issue of damages.

Artists’ Class Action. On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleged that the recording company defendants in the Major Label Lawsuit claimed rights in plaintiffs’ recordings that they did not possess. In particular, the complaint alleged that the recording company defendants did not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, did not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and did not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleged that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs asked to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likenesses to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings. On August 28, 2000, the Court issued an oral ruling dismissing all claims against MP3.com. On December 7, 2000, judgment was entered dismissing, with prejudice, the federal claims against the defendants. All state claims were dismissed for lack of an independently sufficient jurisdictional basis. Plaintiffs filed a Notice of Appeal on January 5, 2001. Briefing begins on April 24, 2001.

Copyright Settlement Discussions; Charge to Operations. MP3.com has pursued and continues to actively pursue settlement discussions with the various plaintiffs and claimants in the cases and disputes discussed above. The decision whether to enter into settlement and/or license agreements with each party will be based upon a number of factors related to both the lawsuits and MP3.com’s business in general. We cannot guarantee that we will be able to enter into any additional settlement agreements on terms favorable to MP3.com, if at all, or that any settlement or license agreement will prove beneficial to our business or

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stockholders. During the year ended December 31, 2000, we recorded a charge for litigation and copyright matters of $170.0 million. The charge for litigation and copyright matters represented our estimate of the total costs to be incurred only in connection with the resolution of the various litigation and copyright matters associated with the My.MP3 service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3 service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge did not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3 service. This charge reflects management’s expectations as of the date of this report, and is based on currently available information as well as significant assumptions made by management regarding the various litigation and copyright matters. Cash payments for the settlements and judgments discussed above and other payments have reduced the cumulative amount reserved as a result of this charge to $43.4 million as of March 31, 2001. We cannot guarantee that future events or results will conform to our expectations or assumptions regarding the various litigation and copyright matters. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all copyright matters related to the My.MP3 service could be materially different than those recorded as of March 31, 2001, and could far exceed the resources and market capitalization of our company.

Class Action and Derivative Lawsuits

MP3.com and certain of its employees, officers, and directors have been named as defendants in several lawsuits alleging violations of the federal securities laws. The complaints, which were filed between September 19, 2000 and November 15, 2000 in the United States District Court for the Southern District of California, each purport to be brought on behalf of a class of stockholders. The complaints allege that MP3.com and the other defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding its My.MP3 service and the litigation surrounding the service. Between September 14, 2000 and October 26, 2000, certain stockholders of MP3.com filed shareholder derivative suits against MP3.com and certain of its employees, officers, and directors in the Superior Court of the State of California, County of San Diego. These complaints allege various statutory and common law claims relating to the My.MP3 service, including breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement, unjust enrichment, and waste of corporate assets.

MP3.com and the representatives of the various plaintiffs for both the class action lawsuits and derivative lawsuit executed Stipulations of Settlement dated as of March 20, 2001 (“Stipulations”). Under the terms of the Stipulations, the defendants, while continuing to deny all liability, have paid into an escrow account $35,000,000 and agreed to issue 2.5 million shares of MP3.com common stock which MP3.com valued at $5,391,000, in exchange for complete dismissals and releases of all claims with prejudice. The escrow amount and the 2.5 million shares of common stock will be governed by the Stipulations; however, except in certain circumstances, the distribution will not occur prior to March 31, 2002. In addition, under the Stipulations, MP3.com agreed to institute certain corporate governance enhancements. In order to complete the settlement, it will be necessary to secure appropriate approvals from both the State Superior Court and Federal District Court, and to provide notice to members of the class and current stockholders.

Charge Related to Class Action and Derivative Lawsuits. In light of the settlements of the class action and derivative lawsuits, the Company has recorded a charge of $41,428,000 during the three months ended March 31, 2001. The charge includes the cash paid into the escrow account, the value of the 2.5 million shares of common stock to be issued, and other legal costs. While the charge of $41,428,000 excludes any potential recovery from its insurance carriers, the Company is seeking to recover from its carriers the full amount of the settlement together with its legal expenses. If the Company receives insurance proceeds, the Company will record the recovery as a gain in the statement of operations caption “Charge related to class action and derivative lawsuits.”

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Litigation

MP3.com is also involved in other legal matters and claims of various types, and from time to time we may also be involved in litigation relating to claims arising out of our operations in the normal course of business.

In particular, the music industry in the United States is generally regarded as extremely litigious in nature compared to other industries. As a result, in the future we may be engaged in litigation with others in the music industry, including those entities with whom we have ongoing license arrangements. For example, some of the major recording companies that settled their portion of the Major Label Lawsuit with us have asserted in writing that they believe the amount paid by MP3.com to UMG in satisfaction of the Court’s judgment, together with the concurrent issuance of warrants to UMG, triggered additional payments to them under the “most favored nations” clause in their settlement agreement with MP3.com. Although we do not believe they are entitled to any such additional payments, we cannot assure you that we will be successful in ultimately concluding this particular matter in an amicable fashion, or defending any resulting lawsuit. As a result, we may be forced to defend one or more lawsuits on this and other issues in the future, and in fact may be involved in a number of litigation proceedings with the same group of related plaintiffs. We have not recorded any charge related to any claims for additional “most favored nations” payments as of March 31, 2001.

We cannot assure you that we will be successful in ultimately defending any of these lawsuits, and we may be required to pay license fees or substantial damages, including statutory, punitive, or other damages that far exceed the resources and overall market capitalization of MP3.com, in which event we might have to significantly limit or terminate our business operations, particularly because our business is not yet profitable. At the rate of $25,000 per work (which is the per CD amount of statutory damages awarded by the court in the Major Label Lawsuit), our aggregate potential liability resulting from all of our copyright litigation proceedings could exceed one billion dollars. If successful, any one of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Note 3 — Recent Events

In April 2001, MP3.com loaned the chief executive officer of the Company approximately $4,820,000. The loan is secured by no less than 19,700,000 shares of MP3.com Common Stock held by the officer and certain other assets, and accrues interest at 6.75%. Principal and interest are due in April 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “going to,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions and reflect our expectations and assumptions as of the date of this quarterly report based on currently available operating, financial and competitive information.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events or results, levels of activity, performance or achievements, all of which may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to describe some of the factors which affect our business and may cause such material differences, including without limitation, the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and the audited consolidated financial statements and related footnotes included herein and in MP3.com’s Form 10-K dated February 1, 2001 (File No. 000-26697).

Overview

MP3.com has created a unique and robust technology infrastructure designed to facilitate the storage, management, promotion, and delivery of digital music. As the Internet’s premier Music Service Provider (MSP), we are dedicated to providing consumers access to music when they want it, where they want it, using any web-enabled device. Our web site hosts what we believe is the largest collection of digital music available on the Internet, with more than 967,000 songs and audio files posted from over 150,000 digital artists and record labels. Dedicated to growing the digital music space, our products and services include on-demand Subscription Music Channels, an innovative Business Music Services program, a Radio Services program and others. Additionally, through our MSP technology initiative and Music InterOperating System, we are partnering with a variety of forward-looking businesses to expand its digital music strategy.

We devoted much of 2000 and the first quarter of 2001 to enhancing and improving the MP3.com web site and its technology infrastructure. In January 2000, we unveiled our upgraded My.MP3 service, a unique and robust service designed to facilitate the storage, management, promotion and delivery of digital music, and to enable users to listen to their music when they want, where they want by accessing any web-enabled device. The My.MP3 service allows users to create online music lockers where they can store, organize and manage their favorite songs from music posted by digital artists on the MP3.com web site, and receive personalized music services. In addition, with the introduction of the Beam-It™ and Instant Listening™ features of the My.MP3 service in January 2000, we began providing consumers the ability to access, add to and manage their existing music CD collections online without having to encode and store tracks themselves. Under this system, once we are able to determine that a consumer purchased a CD (through the Instant Listening feature), or was already in possession of a CD (through the proprietary Beam-It software), we made music from that CD available in the consumer’s music locker.

We believe we have developed core competencies and created a technology infrastructure system that will enable us to provide a wide variety of data management and infrastructure services to other businesses. Through our ongoing efforts to develop, maintain and improve the MP3.com web site, we have amassed a significant amount of expertise in data storage, delivery and management; server-side security; and royalty tracking and payment systems. We have also created a technology infrastructure system that stores, manages, tracks and provides statistical analyses on a real-time basis for digital data for over 150,000 artists and more than 14.5 million registered users. In March 2001, our technology infrastructure system managed an average of over 5.5 terabytes of data each day.

We generate revenue from advertising; infrastructure products; merchandising products; subscription products; music licensing products; and business music services. For the quarters ended March 31, 2001 and 2000, 92.0% and 83.4%, respectively, of our revenues were from advertising.

MP3.com was incorporated in March 1998. During 1998, our operations consisted largely of developing the infrastructure necessary to download and stream music from the Internet. Although we have experienced a slight drop in headcount during the first quarter of 2001, since the beginning of 1999 our growth has been dramatic. The number of employees increased from eight on December 31, 1998 to 274 on December 31, 1999 to 308 on December 31, 2000 and decreased to 303 on March 31, 2001. In March 2001, we added over 200 artists and over 1,300 new song and audio files on average each day, which is an increase from over 100 artists and over 1,000 new song and audio files that were added on average each day in March 2000. During March 2001, visitors to our web site viewed over 165 million web pages and listened to or downloaded over 59.0 million songs, which is an increase from March 2000 when visitors viewed over 142 million web pages and listened to or downloaded over 27.7 million songs.

The Three Months Ended March 31, 2001 Compared to March 31, 2000

Results of Consolidated Operations

Net Revenues

For the three months ended March 31, 2001, total net revenues were $21,750,000 compared to $17,495,000 during the same period a year ago, representing an increase of $4,255,000 or 24.3%. Total net revenues are derived from two primary sources: advertising based products and non-advertising based products and services. Advertising based product revenues primarily consist of traditional web-based advertisements; advertisements placed in e-mail campaigns and electronic greeting cards; advertising spots on syndicated radio programs; and sponsorships of free CD products. The duration of our advertising commitments range from one month to over three years. Non-advertising based products and services primarily consist of contests and sweepstakes; online sales of Digital Automatic Music (“DAM”) CDs and other music-related merchandise; infrastructure and music licensing programs; subscriptions to various music and artist-related services; and web-based business music services. Infrastructure and music licensing programs represent revenues derived from the licensing of various technologies and artist content to outside third parties. Subscription revenues consist of fees paid to access the enhanced version of the My.MP3 service, various music channels and premium services for artists. The business music services program provides web-based management and delivery of in-store music and messaging directly to businesses for a monthly fee.

Revenues from Advertising. For the quarter ended March 31, 2001, revenues from advertising based products were $20,011,000 or 92.0% of total net revenues compared to $14,584,000 or 83.4% of total net revenues for the same period a year ago. The increase in advertising based product revenues was primarily due to increases in traditional web-based advertising products, an increase in e-mail and greeting card revenues and, to a lesser extent, the introduction of syndicated radio programs. These increases were offset by a decrease in the sponsorship of free CD products.

Revenues from Non-Advertising Products and Services. For the three months ended March 31, 2001, revenues from non-advertising based products and services were $1,739,000 or 8.0% of net revenues compared to $2,911,000 or 16.6% of total net revenues for the same period a year ago. The decrease in revenues from non-advertising based products and services was primarily due to a significant portion of the Montaigne Participations Et Gestion (“MPG”) revenues allocated to contests and sweepstakes during the first quarter of 2000 offset by the introduction of new products such as infrastructure and music licensing programs, subscriptions and business music services and, to a lesser extent, an increase in the online sale of DAM CDs.

Revenue Concentration. For the three months ended March 31, 2001 and 2000, 92.0% and 83.4%, respectively, of total net revenues were from advertising. Additionally, during the three months ended March 31, 2001 and 2000, we recognized revenue of $14,459,000 (net of certain financial incentives of $541,000) or 66.5% of total net revenues and $6,845,000 or 39.1% of total net revenues, respectively, associated with our agreement with MPG. The significant increase in MPG related revenues of $7,614,000 or 111.2% is related to MPG’s commitment to purchase advertising, promotion, and marketing services from us through 2004. MPG’s commitment to purchase advertising, promotion, and marketing services from us during each of the remaining calendar quarters of 2001 is $12,250,000 with the possibility to earn financial incentives during each of these quarters of an amount not to exceed $1,000,000. Further, MPG’s quarterly advertising commitments are scheduled to decline after December 2001, from approximately $12 million during the fourth quarter of 2001 to approximately $6 million in the first quarter of 2002. For at least the remainder of this fiscal year, we expect that a significant amount of our revenues will continue to be derived from advertising products and our relationship with MPG.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2001 were $4,875,000 or 22.4% of net revenues compared to $3,756,000 or 21.5% of net revenues during the same period a year ago, resulting in gross margins of 77.6% and 78.5%, respectively. The increase in cost of revenues and resulting decrease in gross margins, as a percentage of net revenues, was primarily due to increases in the amortization of prepaid multimedia royalty licensing arrangements with certain major recording companies of $1,956,000 and bandwidth charges of $1,068,000, offset by decreases in contest and sweepstakes costs of $1,680,000. Those costs associated with prepaid multimedia royalty licensing arrangements are included in cost of revenues at the greater of straight-line amortization or units of measure. Currently, listening activity dictates that we amortize the licenses on a straight-line basis; however, if future activity increases, thereby requiring us to expense the licenses using the units of measure method, costs of revenues could increase accordingly. We will continue to monitor the prepaid royalty licensing arrangements for any indication that the asset’s value has been impaired. If activity does not increase to a level that more approximates straight-line amortization, this may be an indication that the value of these prepaid royalty licenses could be impaired which could result in a charge to earnings of a significant portion of the prepaid royalty license value. An impairment charge could have a material adverse effect on our financial performance during the period it is recorded. Additionally, we anticipate that future gross margins will fluctuate depending on changes in our revenue mix and the amount of MPG quarterly revenues allocated between various advertising products, some of which have significantly lower gross margins than other advertising products.

Sales and Marketing

During the three months ended March 31, 2001, sales and marketing expense was $10,491,000 or 48.2% of net revenues compared to $17,002,000 or 97.2% of net revenues during the same period a year ago. The decrease in sales and marketing expense, in both absolute dollar amounts and as a percentage of net revenues, was primarily due to a decrease in cash and stock-based compensation associated with the acceleration of stock option vesting of approximately $6,401,000, a decrease in amortization of various prepaid marketing costs of approximately $2,394,000 and a decrease in sales and marketing payroll and related expenses of approximately $936,000. These decreases were offset by an increase in the cost of our Payback for Playback program of approximately $2,383,000, an increase in commissions paid to our affiliates of approximately $547,000 and an increase in advertising of $358,000. We anticipate that overall sales and marketing expense, in absolute dollar terms, will increase in the foreseeable future; however, sales and marketing expense as a percentage of total net revenues may fluctuate depending on the level of future total net revenues, the timing of new marketing programs and the addition of sales and marketing personnel.

Engineering and Product Development

During the three months ended March 31, 2001, engineering and product development expense was $5,595,000 or 25.7% of net revenues compared to $5,279,000 or 30.2% of net revenues during the same period a year ago. The increase in the level of engineering and product development expense, in absolute dollar amounts, was primarily due to an increase in computer and equipment depreciation of $683,000 and an increase in rent and facility related expenses of approximately $232,000, offset by decreases in equipment and software expense of approximately $382,000 and decreased consulting and temporary labor of approximately $222,000. The decrease in engineering and product development expense as a percentage of total net revenues is primarily due to an increase in total net revenues. We anticipate that overall engineering and product development expenses, in absolute dollar terms, will continue to increase in the foreseeable future; however, engineering and product development expenses as a percentage of net revenues may fluctuate depending on the level of future net revenues and the timing of expenditures for engineering and product development and hiring.

General and Administrative

During the three months ended March 31, 2001, general and administrative expense was $6,218,000 or 28.6% of net revenues compared to $7,762,000 or 44.4% of net revenues during the same period a year ago. The decrease in general and administrative expense, both in absolute dollar amounts and as a percentage of net revenues, was primarily due to a decrease in legal and accounting expenses of approximately $1,370,000, a decrease in bad debt expense of approximately $1,036,000 and a decrease in rent and facility related expenses of approximately $383,000. These decreases were offset by an increase in the amortization of goodwill associated with our purchase of the remaining interest in mp3radio.com from Cox Interactive Media, Inc. of approximately $662,000 and increased insurance costs of approximately $646,000. We anticipate that overall sales and marketing expense, in absolute dollar terms, will increase in the foreseeable future; however, general and administrative expense as a percentage of total net revenues may fluctuate depending on the level of future total net revenues and the timing of additional expenditures for general and administrative infrastructure.

Charge Related to Class Action and Derivative Lawsuits

MP3.com and certain of its employees, officers, and directors have been named as defendants in several lawsuits alleging violations of the federal securities laws. The complaints, which were filed between September 19, 2000 and November 15, 2000 in the United States District Court for the Southern District of California, each purport to be brought on behalf of a class of stockholders. The complaints allege that MP3.com and the other defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding its My.MP3 service and the litigation surrounding the service. Between September 14, 2000 and October 26, 2000, certain stockholders of MP3.com filed shareholder derivative suits against MP3.com and certain of its employees, officers, and directors in the Superior Court of the State of California, County of San Diego. These complaints allege various statutory and common law claims relating to the My.MP3 service, including breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement, unjust enrichment, and waste of corporate assets.

MP3.com and the representatives of the various plaintiffs for both the class action lawsuits and derivative lawsuit executed Stipulations of Settlement dated as of March 20, 2001 (“Stipulations”). Under the terms of the Stipulations, the defendants, while continuing to deny all liability, have paid into an escrow account $35,000,000 and agreed to issue 2.5 million shares of MP3.com common stock which MP3.com valued at $5,391,000, in exchange for complete dismissals and releases of all claims with prejudice. The escrow amount and the 2.5 million shares of common stock will be governed by the Stipulations; however, except in certain circumstances, the distribution will not occur prior to March 31, 2002. In addition, under the Stipulations, MP3.com agreed to institute certain corporate governance enhancements. In order to complete the settlement, it will be necessary to secure appropriate approvals from both the State Superior Court and Federal District Court, and to provide notice to members of the class and current stockholders.

Charge Related to Class Action and Derivative Lawsuits. In light of the settlements of the class action and derivative lawsuits, the Company has recorded a charge of $41,428,000 during the three months ended March 31, 2001. The charge includes the cash paid into the escrow account, the value of the 2.5 million shares of common stock to be issued, and other legal costs. While the charge of $41,428,000 excludes any potential recovery from its insurance carriers, the Company is seeking to recover from its carriers the full amount of the settlement together with its legal expenses. If the Company receives insurance proceeds, the Company will record the recovery as a gain in the statement of operations caption “Charge related to class action and derivative lawsuits.”

Amortization of Deferred Compensation

During the quarter ended March 31, 2001, total deferred compensation of $971,000 was amortized to expense compared to $4,402,000 during the quarter ended March 31, 2000. Deferred compensation is being amortized over the vesting period of the relevant granted stock options, which is generally four years. The decrease in amortization is primarily a result of the accelerated amortization method (as provided for in FASB Interpretation No. 28) to amortize deferred compensation, which resulted in a greater amount of amortization expense in the earlier years of the amortization period.

Costs Related to Acquisition Activities

Acquisition related costs for the first quarter of 2001 were zero compared to $1,704,000 for the same period one year ago. The decrease in these costs was a result of certain costs charged to expense in 2000 associated with the acquisition of TransComputing International Corporation (d.b.a. seeUthere.com), which was not completed. MP3.com has not incurred any such costs during the three months ended March 31, 2001.

Interest Income, Net

During the three months ended March 31, 2001, interest income (net of interest expense) was $1,700,000 compared to $5,678,000 during the same period a year ago. The decrease in interest income was primarily due to a reduction in cash, cash equivalents and short-term investments in marketable securities from $369,290,000 at March 31, 2000 to $91,211,000 at March 31, 2001. The decrease in cash, cash equivalents and short-term investments in marketable securities is primarily a result of payments associated with litigation and copyright matters, class action and derivative lawsuits, prepayments for multimedia royalty licensing arrangements with certain major recording companies, purchases of property and equipment, purchases of strategic investments, the acquisition of the remaining interest in mp3radio.com from Cox Interactive Media, Inc. and normal operating costs.

Provision for Income Taxes

Due to the loss from operations for both book and tax purposes, no provision or benefit for income taxes was recorded for either the three months ended March 31, 2001 or 2000. Currently, we provide a valuation allowance for all future tax benefits as utilization of the future tax benefits are not known.

Minority Interest in Losses of an Unconsolidated Subsidiary

Minority interest in losses of an unconsolidated subsidiary during the quarter ended March 31, 2001 was zero compared to $1,405,000 for the same period a year ago. The decrease in minority interest in losses of an unconsolidated subsidiary is directly related to our acquisition of the remaining 53.5% of mp3radio.com, our former joint venture with Cox Interactive Media, Inc. We accounted for the acquisition under the purchase method of accounting, whereby the excess purchase price over fair value of net assets acquired of $4,000,000 was generally allocated to assembled work force; URLs, trademarks and names; a radio station agreement; and goodwill. These intangibles are amortized over twelve to twenty-four months using the straight-line method. The amortization of goodwill is included in general and administrative expense.

Liquidity and Capital Resources

Overview

To date, MP3.com’s operations have been financed from internally generated cash, proceeds from the sale of convertible preferred stock, the proceeds from our initial public offering and, to a lesser extent, the exercise of stock options and equipment financing through a line of credit. As of March 31, 2001, MP3.com had approximately $91.2 million in cash and cash equivalents.

Operating Activities

Net cash used in operating activities during the quarter ended March 31, 2001 was approximately $5,197,000, consisting primarily of the following:

•	net loss of approximately $46,128,000;

•	depreciation, amortization of goodwill and amortization of prepaid multimedia royalty licenses of approximately $4,581,000;

•	amortization of deferred compensation of approximately $971,000;

•	non-cash charge related to class action and derivative lawsuits of $5,391,000;

•	a decrease in restricted cash of $30,000,000;

•	a decrease in accounts and unbilled receivables of approximately $359,000;

•	a decrease in prepaid expenses and other current assets of approximately $2,743,000;

•	a decrease in accounts payable and accrued expenses of approximately $888,000;

•	a decrease in the reserve for litigation and copyright matters of approximately $2,776,000; and

•	an increase in deferred revenue of approximately $550,000.

The decrease in restricted cash was a result of the expiration of the restrictions in an escrow arrangement in February 2001. The entire principal amount of $30,000,000 became unrestricted and freely available for general working capital purposes in February 2001.

Investing Activities

Net cash provided by investing activities during the quarter ended March 31, 2001 was approximately $12,134,000, consisting primarily of net maturities of marketable securities of $14,977,000, purchases of prepaid multimedia royalty licenses of $1,626,000 and property and equipment expenditures of $1,227,000.

Financing Activities

Net cash provided by financing activities during the quarter ended March 31, 2001 was approximately $404,000, consisting of proceeds from the issuance of common stock in connection with our employee stock purchase plan and the exercise of stock options.

Financial Commitments

As of March 31, 2001, we have no material financial commitments other than obligations under our operating leases and funding a note receivable for approximately $4,800,000 to our chief executive officer. We expect to continue to make investments in the following:

•	web site computer equipment;

•	bandwidth and networking equipment and infrastructure; and

•	additional sales and marketing employees;.

We expect to pay these expenses principally in cash, though we may elect to enter into additional financing arrangements or expand existing financing arrangements to pay certain types and amounts of expenses. Additionally, we prepaid substantial multimedia content royalties in connection with certain litigation settlements. In the future, we may continue to advance prepaid multimedia content royalties as we settle certain independent music label copyright claims. Capital requirements in any particular period will depend on the timing of these expenditures.

Recent Event

In April 2001, we loaned our chief executive officer approximately $4,820,000. The loan is secured by no less than 19,700,000 shares of MP3.com Common Stock held by the officer and certain other assets, and accrues interest at 6.75%. Principal and interest are due in April 2002.

Future Capital Requirements

We believe that our cash and cash equivalent balances will be sufficient to satisfy our cash requirements for at least the next 12 months, after taking into consideration the payment of our reserves for litigation and copyright matters accrued as of March 31, 2001. We intend to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

To the extent our net revenues increase in the future, we anticipate increases in our working capital requirements to finance higher relative levels of associated accounts receivable, unbilled receivables and other assets, offset by increases in accounts payable and other liabilities. However, we do not expect that the increases in accounts payable and other liabilities will offset the increases in accounts receivable, unbilled receivables and other assets.

We may need to raise additional capital if our business expands more rapidly than initially planned, to satisfy any damage awards or unanticipated settlement costs related to our current or potential future litigation proceedings, to finance unanticipated working capital requirements, to obtain additional licenses in order to provide certain music services and/or specific content to consumers, to develop new or enhance existing services or products, to fund distribution relationships, to respond to competitive pressures, or to acquire complementary businesses, technologies, content or products. If additional funds are raised through the sale of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, our stockholders may experience additional dilution and these securities may have rights, preferences or privileges senior to those of our stockholders. There can be no assurance that additional financing will be available at all or on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or services or otherwise respond to competitive pressures could be significantly limited. Our business may be harmed by these limitations.

RISK FACTORS

Litigation Risk

We Have Been And Are Engaged In A Number Of Ongoing Lawsuits. We Have Settled Some Of The Lawsuits At Significant Expense, And These Expenses Together With Any Monetary Damages And/Or Settlement Expenses From Remaining Lawsuits Could Severely Impact Our Financial Condition. Litigation Could Also Result In The Discontinuation Or Interruption Of Services To Our Consumers.

We are currently a named defendant in a number of copyright lawsuits, including a class-action lawsuit and several individual lawsuits brought by independent record companies and publishers, each alleging that, among other things, portions of our My.MP3 and related services violated their respective copyrights. See “Part II — Item 1 — Legal Proceedings”. We were also involved in similar significant litigation proceedings that either settled or were brought to judgment in 2000 or the first quarter of 2001. These included a lawsuit brought by two major publishing companies and a lawsuit brought by ten major music recording companies (the “UMG case”), each concerning copyright claims like those described above. In the UMG case, we were found by the court to have willfully infringed plaintiffs’ copyrights. Eight plaintiffs in that case settled through various agreements and two plaintiffs in that case proceeded through judgment. In reliance upon the court’s rulings in the UMG case, the issues of infringement, fair use, and willfulness have been adjudicated against us in other copyright cases still pending. Thus, we are only able to litigate the issue of damages. At this juncture, we are unable to determine the number of valid copyright registration certificates that may be appropriately subject to an award of statutory or actual damages in these pending cases. We do not yet know, for example, whether other plaintiffs will ultimately elect to recover statutory damages in lieu of actual damages, nor are we able to speculate as to the likely size of any award of statutory damages in these cases. At the rate of $25,000 per work (which is the per CD amount of statutory damages awarded by the court in the UMG case), our aggregate potential liability resulting from all of our copyright litigation proceedings could still exceed one billion dollars.

During the year ended December 31, 2000, we recorded a charge for litigation and copyright matters of $170.0 million. The charge for litigation and copyright matters represented our estimate of the total costs to be incurred only in connection with the resolution of the various litigation and copyright matters associated with the My.MP3 service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3 service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge did not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3 service. This charge reflects management’s expectations as of the date of this report, and is based on currently available information as well as significant assumptions made by management regarding the various litigation and copyright matters. Cash payments for the settlements and judgments discussed above and other payments have reduced the cumulative amount reserved as a result of this charge to $43.4 million as of March 31, 2001. We cannot guarantee that future events or results will conform to our expectations or assumptions regarding the various litigation and copyright matters. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all copyright matters related to the My.MP3 service could be materially different than those recorded as of March 31, 2001, and could far exceed the resources and market capitalization of our company.

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

MP3.com and the representatives of the various plaintiffs for both the class action lawsuits and derivative lawsuit executed stipulations of settlement dated as of March 20, 2001 (“Stipulations”). Under the terms of the Stipulations, the defendants, while continuing to deny all liability, have paid into an escrow account $35,000,000 and agreed to issue 2.5 million shares of MP3.com’s common stock which MP3.com valued at $5,391,000, in exchange for complete dismissals and releases of all claims with prejudice. The escrow amount and the 2.5 million shares of common stock will be governed by the Stipulations; however, except in certain circumstances, the distribution will not occur prior to March 31, 2002. In addition, under the Stipulations, MP3.com agreed to institute certain corporate governance enhancements. In order to complete the settlement, it will be necessary to secure appropriate approvals from both the State Superior Court and Federal District Court, and to provide notice to members of the class and current stockholders.

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

It is uncertain whether a music-based web site that relies on attracting people to learn about, listen to and download music, mostly from lesser-known artists, or a company that markets the technology and related services that drive the web site, can generate sufficient revenues to survive. We cannot assure you that our business model will succeed or will be sustainable as our business grows. In order for our business to be successful, we must not only develop services that directly generate revenue, but also provide content and services that attract consumers and businesses to our web site frequently. We will need to develop new offerings as consumer and business preferences change and new competitors emerge. We cannot assure you that we will be able to provide consumers with an acceptable blend of products, services, and informational and community offerings that will attract consumers and businesses to our web site frequently. We provide many of our products and services without charge, and we may not be able to generate sufficient revenue to pay for these products and services. Moreover, for those services that we provide for a fee, we may not generate sufficient revenue to offset the loss of advertising revenue on those services, or to cover the cost of the royalties that we must pay to content providers. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable.

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

Consumers May Not React Favorably To The Current Configuration Of Our My.MP3 Service; We Will Need Additional Licenses From A Large Number Of Third Parties In Order To Enhance the Attractiveness Of The My.MP3 Service And Deliver Some Content. We May Not Be Able To Secure A Sufficient Number Of Licenses On Acceptable Terms In Order To Provide A Necessary Level Of Service.

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

In July 1999, we entered into an advertising, promotion and marketing agreement with MPG. This agreement was amended effective September 2000. As amended, the agreement provides for a significant scheduled decrease in advertising commitments over the next two years, which we may not be able to make up in revenue from other sources. For the quarter ended March 31, 2001, 66.5% of our revenues came from sales of our advertising, promotion and marketing services under this agreement. We anticipate that if we do not develop significant alternative revenue sources, a substantial portion of our revenues for the next year will come from sales under this agreement. Further, MPG’s quarterly advertising commitments are scheduled to decline after December 2001, from approximately $12 million during the fourth quarter of 2001 to approximately $6 million in the first quarter of 2002. Moreover, after December 2002, MPG’s quarterly commitments are scheduled to sharply decrease again, to only 2% or less of the scheduled quarterly commitment for the first quarter of 2001.

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

We Face Tremendous Competition For Online Users Of File-Sharing Applications And Web Sites.

There are a number of so-called “file-sharing” applications and web sites which allow users to “swap” music files online such as Napster, Freenet, Napigator and Gnutella. Although the legality of such applications is currently in question, these applications boast large numbers of online users which far exceed our current user base. The alleged popularity of these applications and web sites may continue indefinitely whether or not such applications and/or web sites may be deemed illegal in certain jurisdictions. Moreover, in November 2000 Napster Inc. entered into a partnership with Bertelsmann AG to potentially develop a record industry-friendly version of its file-sharing application. The success of these relationships and the continued development and proliferation of file-sharing applications in general may serve to decrease the number of persons that turn to our company to obtain and listen to music, and may harm our overall business.

Our My.MP3 Licenses Could Result In Operational Complexity That May Divert Resources Or Make Our Business More Expensive To Conduct.

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

The music industry in the United States is generally regarded as extremely litigious in nature compared to other industries. As a result, in the future we may be engaged in litigation with others in the music industry, including those entities with whom we have ongoing license arrangements. For example, some of the major recording companies that settled their portion of the UMG case with us have asserted in writing that they believe the amount paid by MP3.com to UMG in satisfaction of the Court’s judgment, together with the concurrent issuance of warrants to UMG, triggered additional payments to them under the “most favored nations” clause in their settlement agreement with MP3.com. Although we do not believe they are entitled to any such additional payments, we cannot assure you that we will be successful in ultimately concluding this matter in an amicable fashion, or defending any resulting lawsuit. As a result, we may be forced to defend one or more lawsuits on this and other issues in the future, and in fact may be involved in a number of litigation proceedings with the same group of related plaintiffs. These lawsuits could harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general. We have not recorded any charge related to claims for additional “most favored nations” payments as of March 31, 2001.

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

In May 2000, our first subscription channel, offering classical music to our consumers, was introduced. Since then, we have also launched a children’s music channel, and we intend to pursue the creation of additional channels. When we re-introduced our My.MP3 service, we included a subscription-based alternative to the free service. The creation of these services is costly, both in terms of the cost of the required licenses and in the labor and systems expenses we incur to develop and maintain them. Consumers, who are accustomed to purchasing CDs and then listening to them for free, may not be willing to pay for such music again on a subscription basis. Previous efforts by other companies to convince consumers to adopt a subscription-based music delivery model have been relatively unsuccessful when compared to traditional methods of music distribution. If consumers resist our subscription-based programs, we may never generate sufficient revenues from our subscription channels or other subscription-based services to overcome the high cost of providing such services.

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

For example, Sony Music Entertainment and Universal Music Group, two of the world’s largest music companies, recently announced the roll-out of a new subscription service, called Duet, on the Internet portal Yahoo!. In addition, Warner Music Group, BMG Entertainment and EMI Recorded Music, the other three major music companies, announced the formation of a similar service, called MusicNet, offered through America Online and elsewhere. Both services are expected to offer music for downloading and streaming for a monthly fee. There is also the possibility that one combined service would offer music from all five of these music companies. In addition, MTVi Group, a music entertainment company, and web site operator RioPort.com announced that they will offer paid music downloads by song from all five major music companies.

We cannot assure you that the web sites, software or services offered by our existing and potential competitors will not be perceived by consumers, artists, talent management companies and other music-related vendors or advertisers as being superior to ours. We also cannot assure you that we will be able to maintain or increase our web site traffic levels, purchase inquiries and number of click-throughs on our online advertisements or that competitors will not experience greater growth in these areas than we do. Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could damage the long-term or short-term prospects of our business.

Our Continued Reliance On Revenue From Advertising May Not Provide Sufficient Financial Returns For Our Business To Grow Or Survive. We Currently Depend On A Small Group Of Customers For Our Advertising Revenue.

Although our business model contemplates multiple sources of revenue, we anticipate that in the foreseeable future we will depend substantially on revenue from advertising. During the quarter ended March 31, 2001, revenue from advertising accounted for 92.0% of our net revenues, an increase of approximately 9% from the comparable quarter one year ago. We currently depend on a small group of customers for our revenue from advertising. During the first quarter of 2001, one customer accounted for approximately 66.5% of net revenues, and our top ten customers accounted for approximately 83.8% of net revenues. We expect that most of our revenues will continue to be derived from third party advertising agreements. If any of our important customers were to leave us, our business could be harmed. Similarly, our revenues may also be adversely affected by the future insolvency of individual major customers or multiple other customers within the volatile Internet and technology industries. If we do not increase revenue from online advertising, our business may not grow or survive. Increasing our revenue from online advertising depends largely on our ability to:

•	conduct successful selling and marketing efforts aimed at advertisers;

•	increase the size of the MP3.com audience by increasing both our artist and consumer bases;

•	increase or at least maintain the amount of revenues per advertisement in the face of a recent industry-wide decline in online advertising prices and use;

•	increase the size of our sales force, where appropriate;

•	target advertising to appropriate segments of our audience; and

•	measure accurately the size and demographic characteristics of our audience.

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

For example, we hope to grow our syndicated radio and business music services divisions into significant revenue-generating components of our business. However, our ability to syndicate and sell content to radio businesses or provide a comprehensive music solution to retail and other business establishments may be significantly limited by existing competition, which can be intense, from current content providers in these industries. The business music industry is currently served by competitors who have a substantially longer track record and operating history, have established distribution channels and production facilities, and are able to provide music by well-known artists. These companies include Muzak LLC, AEI Music Network, Inc., Music Choice, Play Network Inc., and DMX Music, Inc., as well as Internet-driven competitors such as American Music Environments, Inc. We may not be able to compete with these companies effectively. In addition, our ability to deliver music to business establishments is dependent upon each location of the business having a fast, reliable connection to the Internet. Most retail establishments connect to the Internet through a standard telephone line using a dial-up connection and a modem. This type of connection may not be able to support the implementation of our business music delivery platform in many businesses. Also, we may encounter resistance from both radio stations and retail business establishments to utilizing our content since we feature content from lesser-known artists that is usually available for free streaming or download on our web site. In addition, most of the potential customers for our business music services already have entered into long term contracts with other providers that are not easily terminated. This is likely to result in extremely long sales cycles, which may negatively impact our ability to attract and sell our business music services. These divisions may not be able to attract a sufficient number of customers in order to be significant sources of revenues, and we may never realize the revenue levels that we have projected for this services. As a result, the financial performance of our company may be harmed.

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

Since our inception in March of 1998 until recently, we have experienced extended periods of rapid expansion in our web site traffic, personnel, facilities and infrastructure. For example, the number of monthly page views on our web site increased approximately 18% from March 2000 to December 2000, but decreased modestly by approximately 1% from December 2000 to March 2001. In addition, our employees increased from eight on December 31, 1998, to 274 on December 31, 1999, to 308 on December 31, 2000, but decreased slightly to 303 on March 31, 2001. Further expansion may be required to address potential growth in our artist and consumer bases, the breadth of our product and service offerings, and other opportunities. Our expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

We Expect Net Losses In The Future And May Never Achieve Profitability, Which May Cause Our Stock Price To Fall.

In 2000 and during the three months ended March 31, 2001, we had a net loss of approximately $279.5 million and $46.1 million, respectively. We expect substantial net losses and negative cash flow for the foreseeable future. We believe it is critical to our long term success that we continue to develop MP3.com brand awareness and loyalty through marketing and promotion, expand our artist and consumer networks, develop our online content and expand the commercial application of our other services. Our operating expenses may continue to increase significantly during the next several years, especially in sales and marketing and product development. We may also incur significant litigation and settlement expenses, as we did in 2000 and in the first quarter of 2001, due to our pending litigation and any other lawsuits that may arise. With increased expenses, we will need to generate significant additional revenues to achieve profitability, especially in light of the dramatic scheduled reduction in revenues from our agreement with MPG, discussed elsewhere. As a result, we may never achieve or sustain profitability and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Unless We Obtain Additional Financing, We May Not Be Able To Meet Our Strategic Business Objectives.

Our available cash and equivalents are expected to be sufficient to meet our cash requirements for at least the next 12 months, even taking into account certain litigation settlement payments that may be required in connection with claims related to our My.MP3 service to the extent we have accrued such amounts as of March 31, 2001. However, we may need to raise additional funds in order to:

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

We May Be Required To Record A Charge For The Impairment Of Certain Prepaid Multimedia Royalty Licenses, Which Could Significantly Impact Our Financial Results.

In connection with our various multimedia content license agreements entered into with certain major and independent record labels, we advanced significant recoupable, non-refundable pre-payments in order to cover future royalty payments owed under such licenses. We cannot assure you that such advance payments will be fully recouped over the term of the relevant licenses and we will not receive a refund for the amounts not recouped. If in the future, there are indications of impaired value, we may be required to write down a significant portion, if not all, of the impaired license. These potential charges to operations could significantly affect one or more of our future quarterly financial results and cause us to miss the performance expectations of analysts and investors, thus potentially lowering the trading price of our common stock significantly.

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

In addition, the stock market in general, and the Nasdaq National Market and the stock prices of Internet-related companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. In addition, the market reaction to companies in the Internet sector is often tied to the success of a few established companies such as AOL-Time Warner, Inc., Yahoo! Inc., eBay Inc. and Amazon.com, Inc., regardless of such companies’ relation to a particular company, including ours. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. Class action and derivative lawsuits have been filed against us arising in part from the decline in our stock price throughout 2000, as described elsewhere in these risk factors. This litigation could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, financial condition and the market price of our common stock.

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

As of March 31, 2001, holders of up to 17,088,152 shares of our common stock, as well as holders of warrants to purchase up to 5,400,000 shares of common stock, have certain registration rights. If such holders, by exercising either their registration rights or their rights under Rule 144 or Rule 701, cause a large number of securities to be registered and/or sold in the public market, such sales could have an adverse effect on the market price for our common stock. If we were to include in a company-initiated registration shares held by such holders pursuant to the exercise of their registration rights, such sales may have an adverse effect on our ability to raise needed capital.

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

Development Of New Standards For The Electronic Delivery Of Music May Diminish Our Brand Identity And Disrupt The Way We Do Business.

We currently rely on mp3 technology for both brand identity and as a delivery method for the digital distribution of music. We do not own or control mp3 technology. The onset of competing industry standards for the electronic delivery of music could significantly affect the way we operate our business as well as the public’s perception of MP3.com as a company. For example, for almost two years, some of the major recording studios devoted significant resources into developing a universal standard for the electronic delivery of music, called the Secure Digital Music Initiative, or SDMI. Although at this time SDMI does not appear to be a viable standard, the development of which may be abandoned entirely, the recording companies may continue to pursue SDMI or similar efforts in the future. In addition, a number of corporations including Microsoft Corporation, IBM Corporation, AT&T Corp., Liquid Audio, Inc., RealNetworks, Inc. and Sony Corporation have launched efforts to establish proprietary audio formats to compete with the mp3 format. Some competitive formats offer security and features that track the number of copies made or designate each copy with an identifiable “watermark.” The mp3 technology we currently use does not offer these features. These features are especially popular among groups associated with the traditional music industry, and are being promoted by some of our competitors. Widespread industry and consumer acceptance of any of these audio formats could significantly harm our business if we are unable to adapt and respond to these changing standards. In addition, it has been reported that Microsoft plans to severely limit the quality of music that can be recorded as an mp3 file using software built into the next version of its personal computer operating system, Windows XP. It has also been reported that music recorded in Microsoft’s Windows Media Audio format will sound clearer than the mp3 audio format and may require less storage space on a computer.

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

We plan to use consumer data to expand, refine and target our marketing and sales efforts. We collect most of our data from users who report information to us as they conduct transactions on our web site. If a large proportion of users impede our ability to collect data or if they falsify data, our marketing and sales efforts would be less effective since advertisers generally require detailed demographic data on their target audiences. In addition, laws relating to privacy and the use of the Internet to collect personal information, including strict laws relating to collecting information from children, could limit our ability to collect data and utilize our database. Failure to collect accurate and useful data could result in a substantial reduction in advertising revenues, which represented approximately 81.4% of our total revenues during 2000 and approximately 92.0% for the three months ended March 31, 2001. Because we use e-mail for direct marketing, any legislative or consumer efforts to regulate unsolicited bulk e-mails, commonly referred to as “spam,” as well as other laws regulating the use of e-mail, could significantly impair our sales and marketing efforts and our associated advertising revenue.

Risks Related To Operations

Our International Operations Involve Numerous Risks That Could Harm Our Business.

We currently operate a small branch office in London, England, through which we manage our European operations and attempt to market and sell our services in several other countries. Our artists resided in approximately 200 countries as of March 31, 2001, and customers visit our web site from all over the world. We have also entered into relationships with third parties outside of the U.S., in particular Japan, to assist with our penetration of foreign markets.

To date, we have developed four translated versions of our web site and have limited experience selling and marketing our products and services internationally. We believe we need to continue to expand quickly into international markets in order to effectively obtain and maintain market share. In most countries, we will have to compete with local companies who understand the local markets better than we do and who may have established local brand identity and customer loyalty. As a result, we may not enjoy some of the first-to-market advantages that we may have enjoyed in the United States.

In addition, international markets that we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower to adopt the Internet as an advertising and commerce medium. Moreover, expansion into international markets will require substantial management attention and financial resources. We cannot be certain that revenues derived from our international expansion will offset the significant investment required to establish and maintain international web sites and an international presence. In addition to uncertainty about our ability to generate revenues from our foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level. We are subject to the normal risks of doing business internationally, as well as risks specific to Internet-based companies in foreign markets. These risks include:

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

We Must Continue To Upgrade Our Technology Infrastructure, Or We Will Be Unable To Effectively Meet Demand On Our Web Site.

In the first quarter of 2001, approximately 880 gigabytes of musical content, 25,000 artists and 167,000 songs and audio files were added to our web site; however, the number of monthly page views to our web site decreased approximately 1% from December 2000 to March 2001. We must continue to add hardware and enhance software to accommodate the increased content and continued use of our web site. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our web site may become unstable and may fail to operate for unknown periods of time. Unscheduled downtime could harm our business and also could discourage users of our web site and reduce future revenues.

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

Risks Related To Government Regulation, Content and Intellectual Property.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain a portfolio of cash equivalents in a variety of securities, including U.S. government agencies, commercial paper, and money market funds. As of March 31, 2001, 100% of our total portfolio matures in one year or less.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at March 31, 2001. The following table presents the fair value balances of our cash equivalents that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2001 (dollars in thousands):

2001

Cash equivalents	$91,211

Average interest rates	5.02%

Strategic Portfolio Liquidity Risk

We have made strategic investments in certain privately-held companies. As of March 31, 2001, these investments had a net book value of approximately $11.4 million. Since these companies are not publicly traded, the ability for us to liquidate or sell all or part of our ownership interest in one or all of these companies may be very difficult. In the event we are able to sell all or a portion of our ownership interest, we may need to do so at a substantial discount from our cost or recorded basis. Additionally, the ability of these companies to obtain additional capital, if necessary, to continue to operate may be very difficult. If one or all of these companies are unable to obtain necessary capital to continue their operations, they may file for bankruptcy or be forced into bankruptcy by their creditors. This could further impair our ability to sell or liquidate our ownership interest, which could result in a significant charge to income for impairment of these strategic investments.

Foreign Currency Risk

Currently, nearly all of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced any significant foreign exchange gains or losses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Copyright Litigation

Major Label Lawsuits. On January 21, 2000, ten major recording companies filed a copyright infringement lawsuit against MP3.com, Inc. in the United States District Court for the Southern District of New York (the “Major Label Lawsuit”). The complaint alleged that MP3.com, in connection with certain content available in its My.MP3 service, made unauthorized copies of tens of thousands of audio CDs in violation of the Copyright Act. On April 28, 2000, the court granted plaintiffs’ motion for summary judgment and held that MP3.com was liable for infringing plaintiffs’ copyrights, and the litigation proceeded with discovery on the issues of willfulness and damages. On May 10, 2000, MP3.com disabled all content within the My.MP3 service except as expressly authorized by the copyright holders.

Between June and August 2000, MP3.com entered into settlement and license agreements with Warner Music Group, BMG Entertainment, Sony Music, and Capitol Records, Inc. (EMI), which together represented eight of the ten major recording companies that filed the Major Label Lawsuit. The settlement agreements provide for a settlement amount to be paid in cash by MP3.com in exchange for a release from the settling plaintiffs and their affiliated entities (as defined in the settlement agreements) of all claims related to the lawsuit and the My.MP3 service. “Most-favored-nation” provisions in these settlement agreements require additional settlement amounts to be paid under certain circumstances.

As a result of these settlements, the Major Label Lawsuit was limited to a dispute with UMG Recordings, Inc., which represented two of the original plaintiffs. A trial in the case was held from August 28 through September 6, 2000 on the issues of willfulness and damages. After hearing evidence, the court ruled on September 6, 2000 that MP3.com had willfully infringed UMG’s copyrights and awarded damages to UMG in an amount of $25,000 per CD. The Court then scheduled a period to allow MP3.com to conduct discovery concerning the certificates of registration for which plaintiffs sought damages. On November 16, 2000, UMG made a motion for entry of judgment in the amount of $53,400,000 in statutory damages, costs, and attorneys’ fees, which MP3.com did not oppose. As a result, a judgment in that amount was entered.

MP3.com has also entered into a license agreement with UMG. Subject to certain affirmative obligations of MP3.com and other terms and conditions regarding the implementation of the My.MP3 service, MP3.com is permitted to utilize the recordings owned by Warner Music Group, BMG Entertainment, Sony Music, EMI, and UMG as part of the My.MP3 service. The license agreements have terms of approximately three to ten years, and provide for payment of a one-time fee each time a licensor’s recording is added to a separate My.MP3 account. These licenses also provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from or in connection with the My.MP3 service or (ii) a specified amount accrued each time a licensor’s recording is streamed from My.MP3. Although MP3.com has obtained license agreements permitting the use of recordings from BMG Entertainment, Warner Music Group, Sony Music, UMG, EMI, and certain other independent labels, we cannot guarantee that MP3.com will be able to secure similar license agreements from any other recording company.

Other Record Label Lawsuits. Over the course of 2000, some other entities filed lawsuits against us based on the same set of allegations as the Major Label Lawsuit. These include: Tee Vee Toons, Inc.; Zomba Recording Corp. (the “Zomba case”); Koch Entertainment and Velvel Records LLC (the “Koch case”); EMusic.com, Inc., Fuel 2000 Records, Spinart, Inc., Gig Records, Fearless Records, and Invisible Records (the “EMusic case”); and Unity Entertainment Corporation (the “Unity” case). Additionally, several independent labels have sent us demand letters alleging similar claims.

A jury trial in the Tee Vee Toons case commenced on March 26, 2001. Prior to trial, in reliance on the Court’s rulings in the Major Label Lawsuit, the issues of infringement, fair use, and willfulness were adjudicated against us. As a result, the jury trial was limited to the issue of damages. The trial concluded on April 6, 2001. The jury considered 145 copyright certificates and returned a verdict which the Court tabulated as totaling $292,968. Subsequently, two jurors contacted the Court to inform it that the verdict decided upon by the jurors contained discrepancies. The Court has interviewed all the jurors and has set a briefing schedule on the issue of the jury’s verdict. The Court could reform the verdict to an amount consistent with the jury’s purported intention, it could leave the verdict undisturbed and enter judgment in the amount originally set by the jury, or it could declare a mistrial. An immediate appeal is likely to be taken by one party or the other depending upon the Court’s ruling.

Discovery in the Zomba case is currently being conducted and is scheduled to close on May 21, 2001. The final pre-trial conference is scheduled for June 29, 2001, and the case is set for trial on July 9, 2001. Like the Tee Vee Toons case, the trial in the Zomba case will be limited to only the issue of damages. The Koch case has been settled and the case is now closed. The complaint in the EMusic case was filed on December 14, 2000. MP3.com’s response to the complaint was filed on February 8, 2001. Pursuant to the case management plan, the case is to be ready for trial on August 20, 2001. The Unity case, which purports to be brought on behalf of Unity, an independent record company whose works were allegedly used in the My.MP3 service, and all other similarly situated entities or individuals, was filed on November 7, 2000. MP3.com, Inc. answered the Complaint on January 16, 2001. On April 16, 2001, the Court entered an order denying plaintiffs’ motion for class certification without prejudice to a renewal of the motion within 45 days.

Publisher Lawsuits. On March 14, 2000, two large music publishing companies, MPL Communications, Inc. and Peer International Corporation, with the assistance of The Harry Fox Agency, Inc. (“HFA”), filed a copyright infringement lawsuit against MP3.com in the United States District Court for the Southern District of New York (the “MPL/ Peer case”). The complaint alleged that MP3.com, in connection with its My.MP3 service, made unauthorized copies of audio CDs containing plaintiffs’ copyrighted works in violation of the Copyright Act, and that MP3.com, in connection with the streaming of audio content to users of the My.MP3 service, continued to make unauthorized digital phonorecords in violation of the Copyright Act. The complaint further alleged that MP3.com’s actions constituted unauthorized copying and willful infringement of plaintiffs’ copyrights. Plaintiffs sought damages (including statutory damages of up to $150,000 per violation) and injunctive relief prohibiting MP3.com from operating its My.MP3 service or any other service that uses unauthorized reproductions of plaintiffs’ copyrighted works.

On October 17, 2000, MP3.com, the National Music Publishers’ Association, Inc., and its licensing subsidiary, HFA, entered into a preliminary agreement to be approved by individual HFA music publisher-principals for settlement and use of musical compositions on the My.MP3 service for a three year term. As a result, MPL and Peer settled the MPL/ Peer case with MP3.com, and a stipulation of dismissal with prejudice was subsequently signed by the parties on December 28, 2000 and entered by the Court on January 2, 2001.

The three-year licensing arrangement provided that MP3.com would pay up to $30 million to HFA for the benefit of up to 25,000 music publishers and their songwriter partners, to be allocated to two equal funds. One fund was used to pay HFA publisher-principals for past uses of music on the My.MP3 service, in exchange for a release from HFA publisher-principals and their affiliated entities of all claims related to those asserted in the MPL/ Peer case and the use of their compositions on the My.MP3 service. The other fund provides advance payments toward royalties earned under the prospective license. The terms of the prospective license call for a payment of one-quarter cent each time a song is streamed on demand to a customer from his or her My.MP3 locker, along with a one-time fee per track added to the My.MP3 service. The preliminary agreement with HFA was finalized on February 28, 2001. Approximately 78% of the publisher-principals HFA represents accepted and are bound by the settlement agreement and approximately 90% accepted and are bound by the licensing agreement. In April 2001, HFA refunded to MP3.com approximately $4.6 million pursuant to the agreement, representing approximately $3.2 million and $1.4 million for the proportion of HFA publisher-principals that did not settle or license content to MP3.com, respectively.

Zomba Enterprises, Inc. has filed its own music publishing case against us making allegations similar to those set forth in the MPL/ Peer case. Additionally, several other publishers, not affiliated with HFA, have sent us demand letters alleging similar claims. In view of the Court’s rulings in the Tee Vee Toons and Zomba cases, there is a substantial risk that the issues of infringement, fair use, and willfulness may be adjudicated against us in any and all publisher cases. This would mean that we would only be able to litigate the issue of damages.

Artists’ Class Action. On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleged that the recording company defendants in the Major Label Lawsuit claimed rights in plaintiffs’ recordings that they did not possess. In particular, the complaint alleged that the recording company defendants did not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, did not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and did not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleged that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs asked to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likenesses to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings. On August 28, 2000, the Court issued an oral ruling dismissing all claims against MP3.com. On December 7, 2000, judgment was entered dismissing, with prejudice, the federal claims against the defendants. All state claims were dismissed for lack of an independently sufficient jurisdictional basis. Plaintiffs filed a Notice of Appeal on January 5, 2001. Briefing begins on April 24, 2001.

Copyright Settlement Discussions; Charge to Operations. MP3.com has pursued and continues to actively pursue settlement discussions with the various plaintiffs and claimants in the cases and disputes discussed above. The decision whether to enter into settlement and/or license agreements with each party will be based upon a number of factors related to both the lawsuits and MP3.com’s business in general. We cannot guarantee that we will be able to enter into any additional settlement agreements on terms favorable to MP3.com, if at all, or that any settlement or license agreement will prove beneficial to our business or stockholders. During the year ended December 31, 2000, we recorded a charge for litigation and copyright matters of $170.0 million. The charge for litigation and copyright matters represented our estimate of the total costs to be incurred only in connection with the resolution of the various litigation and copyright matters associated with the My.MP3 service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3 service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge did not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3 service. This charge reflects management’s expectations as of the date of this report, and is based on currently available information as well as significant assumptions made by management regarding the various litigation and copyright matters. Cash payments for the settlements and judgments discussed above and other payments have reduced the cumulative amount reserved as a result of this charge to $43.4 million as of March 31, 2001. We cannot guarantee that future events or results will conform to our expectations or assumptions regarding the various litigation and copyright matters. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all copyright matters related to the My.MP3 service could be materially different than those recorded as of March 31, 2001, and could far exceed the resources and market capitalization of our company.

Class Action and Derivative Lawsuits

MP3.com and certain of its employees, officers, and directors have been named as defendants in several lawsuits alleging violations of the federal securities laws. The complaints, which were filed between September 19, 2000 and November 15, 2000 in the United States District Court for the Southern District of California, each purport to be brought on behalf of a class of stockholders. The complaints allege that MP3.com and the other defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding its My.MP3 service and the litigation surrounding the service. Between September 14, 2000 and October 26, 2000, certain stockholders of MP3.com filed shareholder derivative suits against MP3.com and certain of its employees, officers, and directors in the Superior Court of the State of California, County of San Diego. These complaints allege various statutory and common law claims relating to the My.MP3 service, including breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement, unjust enrichment, and waste of corporate assets.

MP3.com and the representatives of the various plaintiffs for both the class action lawsuits and derivative lawsuit executed Stipulations of Settlement dated as of March 20, 2001 (“Stipulations”). Under the terms of the Stipulations, the defendants, while continuing to deny all liability, have paid into an escrow account $35,000,000 and agreed to issue 2.5 million shares of MP3.com common stock which MP3.com valued at $5,391,000, in exchange for complete dismissals and releases of all claims with prejudice. The escrow amount and the 2.5 million shares of common stock will be governed by the Stipulations; however, except in certain circumstances, the distribution will not occur prior to March 31, 2002. In addition, under the Stipulations, MP3.com agreed to institute certain corporate governance enhancements. In order to complete the settlement, it will be necessary to secure appropriate approvals from both the State Superior Court and Federal District Court, and to provide notice to members of the class and current stockholders.

Charge Related to Class Action and Derivative Lawsuits. In light of the settlements of the class action and derivative lawsuits, the Company has recorded a charge of $41,428,000 during the three months ended March 31, 2001. The charge includes the cash paid into the escrow account, the value of the 2.5 million shares of common stock to be issued, and other legal costs. While the charge of $41,428,000 excludes any potential recovery from its insurance carriers, the Company is seeking to recover from its carriers the full amount of the settlement together with its legal expenses. If the Company receives insurance proceeds, the Company will record the recovery as a gain in the statement of operations caption “Charge related to class action and derivative lawsuits.”

Other Litigation

MP3.com is also involved in other legal matters and claims of various types, and from time to time we may also be involved in litigation relating to claims arising out of our operations in the normal course of business.

In particular, the music industry in the United States is generally regarded as extremely litigious in nature compared to other industries. As a result, in the future we may be engaged in litigation with others in the music industry, including those entities with whom we have ongoing license arrangements. For example, some of the major recording companies that settled their portion of the Major Label Lawsuit with us have asserted in writing that they believe the amount paid by MP3.com to UMG in satisfaction of the Court’s judgment, together with the concurrent issuance of warrants to UMG, triggered additional payments to them under the “most favored nations” clause in their settlement agreement with MP3.com. Although we do not believe they are entitled to any such additional payments, we cannot assure you that we will be successful in ultimately concluding this particular matter in an amicable fashion, or defending any resulting lawsuit. As a result, we may be forced to defend one or more lawsuits on this and other issues in the future, and in fact may be involved in a number of litigation proceedings with the same group of related plaintiffs. We have not recorded any charge related to any claims for additional “most favored nations” payments as of March 31, 2001.

We cannot assure you that we will be successful in ultimately defending any of these lawsuits, and we may be required to pay license fees or substantial damages, including statutory, punitive, or other damages that far exceed the resources and overall market capitalization of MP3.com, in which event we might have to significantly limit or terminate our business operations, particularly because our business is not yet profitable. At the rate of $25,000 per work (which is the per CD amount of statutory damages awarded by the court in the Major Label Lawsuit), our aggregate potential liability resulting from all of our copyright litigation proceedings could exceed one billion dollars. If successful, any one of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Item 2. Changes in Securities and Uses of Proceeds

Changes in Securities

None.

Use of Proceeds

MP3.com’s registration statement (No. 333-78545) under the Securities Act for its initial public offering (the “Registration Statement”) was declared effective by the SEC on July 20, 1999. Offering proceeds, net of aggregate expenses of approximately $20.6 million, were approximately $360.4 million. As of March 31, 2001, MP3.com has used the net proceeds of $360.4 million as follows: approximately $79.7 million of the net offering proceeds for working capital paid directly or indirectly to third parties; approximately $8.5 million for the purchase or installation of machinery and equipment; approximately $12.0 million for the purchase of various strategic investments and issuance of a note receivable; approximately $92.8 million for the settlement of certain litigation and copyright matters; approximately $35.0 million for the settlement of derivative and shareholder lawsuits; approximately $40.1 million for prepaid multimedia content royalties; approximately $4.0 million for the acquisition of the remaining 53.5% of MP3Radio.com; and approximately $88.3 million for the purchase of temporary investments in corporate commercial paper, U.S. government and agency notes, and money market funds. As of March 31, 2001, no payments had been made to directors, officers, or affiliates of MP3.com or owners of 10% or more of the outstanding Shares of Common Stock of MP3.com, other than compensation payments to officers of MP3.com.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit
Number	Description of Document

10.31‡	Letter Agreement regarding employment between MP3.com and Gregory P. Kostello dated May 26, 1999.
10.32	Second Amendment to Settlement Agreement between MP3.com and The Harry Fox Agency, Inc., MPL Communications, Inc. and Peer International Corporation dated February 28, 2001.
10.33‡	Amendment to Consulting Agreement between MP3.com and Howard B. Wiener dated March 1, 2001.
10.34	Stipulation of Settlement in the Class Action Litigation, dated as of March 20, 2001.
10.35	Stipulation of Settlement in the Derivative Litigation, dated as of March 20, 2001.

‡ Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MP3.COM, INC.
(Registrant)

Date: April 27, 2001

By:	/s/ PAUL L.H. OUYANG

Paul L.H. Ouyang
Executive Vice President and Chief Financial
Officer (Authorized Officer)
(Principal Financial and Accounting Officer)