Form 10-Q
period 2001-06-30
MP3 COM INC
filed 2001-08-02
CIK 1078073

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 per share par value, 69,890,861 shares outstanding as of July 31, 2001.

This report contains 62 pages

PART I -- CONSOLIDATED FINANCIAL INFORMATION
Item 1.Consolidated Financial Statements
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Uses of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 2.2
EXHIBIT 3.3
EXHIBIT 10.29
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40

MP3.COM, INC.

FORM 10-Q

For the Quarter Ended June 30, 2001

PART I — CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MP3.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

ASSETS

	June 30,	December 31,
	2001	2000

	(Unaudited)

Current assets:

Cash and cash equivalents	$76,805	$83,858

Short-term investments in marketable securities	—	14,988

Accounts receivable, net	4,053	4,409

Restricted cash	—	30,000

Unbilled receivables	1,667	2,021

Prepaid expenses and other current assets	15,455	11,074

Prepaid multimedia content royalties	8,583	8,755

Total current assets	106,563	155,105

Property and equipment, net of accumulated depreciation	17,431	20,270

Prepaid marketing and promotions expense, net of accumulated amortization	3,444	3,579

Prepaid multimedia content royalties, net of accumulated amortization, less current portion	38,443	41,633

Strategic investments	10,210	11,410

Other non-current assets	5,666	6,602

Total assets	$181,757	$238,599

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,541	$4,767

Accrued expenses	14,567	15,690

Deferred revenues	2,284	1,104

Reserve for litigation and copyright matters	41,328	42,933

Total current liabilities	61,720	64,494

Other liabilities	456	389

Stockholders’ equity:

Preferred stock, par value $0.001 per share; 15,000,000 authorized at June 30, 2001 and December 31, 2000; none issued and outstanding at June 30, 2001 and December 31, 2000	—	—

Common stock, par value $0.001 per share; 300,000,000 authorized at June 30, 2001 and December 31, 2000; 69,113,512 and 68,529,044 issued and outstanding at June 30, 2001 and December 31, 2000, respectively	69	69

Additional paid in capital	502,017	501,194

Common shares issuable	5,391	—

Notes receivable from stockholders	(5,106)	(258)

Deferred compensation	(2,754)	(4,945)

Accumulated other comprehensive loss	(9)	(12)

Accumulated deficit	(380,027)	(322,332)

Total stockholders’ equity	119,581	173,716

Total liabilities and stockholders’ equity	$181,757	$238,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

MP3.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net revenues	$17,533	$20,178	$39,283	$37,673

Cost of revenues (excludes deferred compensation of $—, $57, $—, and $128, respectively)	4,202	3,812	9,077	7,568

Gross profit	13,331	16,366	30,206	30,105

Operating expenses:

Sales and marketing (excludes deferred compensation of $226, $419, $547, and $1,010, respectively)	6,893	11,961	17,384	28,963

Engineering and product development (excludes deferred compensation of $249, $669, $574, and $1,474, respectively)	5,259	6,125	10,854	11,404

General and administrative (excludes deferred compensation of $271, $789, $596, and $3,724, respectively)	5,383	6,597	11,601	14,359

Charges related to class action and derivative lawsuits	3,270	—	44,698	—

Costs related to acquisition activities	3,160	—	3,160	1,704

Amortization of deferred and other stock-based compensation	746	1,934	1,717	6,336

Charge related to copyright claims	—	150,000	—	150,000

Total operating expenses	24,711	176,617	89,414	212,766

Loss from operations	(11,380)	(160,251)	(59,208)	(182,661)

Interest income, net	1,013	5,016	2,713	10,794

Impairment of strategic investments	(1,200)	(21,570)	(1,200)	(21,670)

Loss before minority interest	(11,567)	(176,805)	(57,695)	(193,537)

Minority interest in losses of an unconsolidated subsidiary	—	263	—	1,668

Net loss	$(11,567)	$(177,068)	$(57,695)	$(195,205)

Net loss per share:

Basic and diluted	$(0.17)	$(2.71)	$(0.86)	$(2.98)

Weighted average shares — basic and diluted	67,381,000	65,384,000	67,185,000	65,430,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MP3.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2001	2000

Operating activities:

Net loss	$(57,695)	$(195,205)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation, amortization of goodwill and intangible assets, and amortization of prepaid multimedia royalty licenses	8,786	2,741

Charge related to class action and derivative lawsuits (non-cash portion)	5,391	—

Amortization of deferred compensation	1,716	6,336

Impairment of strategic investments	1,200	21,670

Loss from the sale of fixed assets	284	91

Charge for copyright claims	—	150,000

Stock based charges associated with the acceleration of stock option vesting	—	7,195

Amortization of stock based marketing	—	417

Changes in operating assets and liabilities:

Restricted cash	30,000	—

Accounts receivable	356	3,352

Unbilled receivables	529	(470)

Prepaid expenses and other current assets	(3,692)	(1,690)

Accounts payable	(1,226)	(350)

Accrued expenses	(1,056)	13,289

Reserve for litigation and copyright matters	(4,847)	(28,518)

Deferred revenue	1,180	(14,628)

Cash used in operating activities	(19,074)	(35,770)

Investing activities:

Purchase of property and equipment	(1,824)	(8,333)

Maturities of short-term investments in marketable securities, net	14,991	104,591

Refund of prepaid multimedia content royalties, net	3,157	—

Other assets	59	(20,099)

Purchases of strategic investments	—	(39,737)

Issuance of loan receivable	—	(4,000)

Cash provided by investing activities	16,383	32,422

Financing activities:

Proceeds from the issuance of common stock	486	1,084

Issuance of note receivable to shareholder	(4,848)	—

Repurchase of unvested common stock	—	(2,400)

Payments on line of credit	—	(435)

Cash used in financing activities	(4,362)	(1,751)

Translation adjustment	—	2

Decrease in cash and cash equivalents	(7,053)	(5,097)

Cash and cash equivalents at beginning of period	83,858	193,192

Cash and cash equivalents at end of period	$76,805	$188,095

Supplemental disclosures of cash flow information:

Interest paid	$—	$51

Taxes paid	$5	$—

Supplemental schedule of non-cash activities:

Reduction in deferred compensation associated with stock option forfeitures	$474	$3,704

Unrealized gain (loss) on marketable securities, net	$3	$(2,820)

Unbilled receivable related to the sale of equipment	$175	$—

Other receivables in connection with stock option exercises	$812	$—

Stock based compensation associated with the acceleration of stock option vesting	$—	$6,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

MP3.com, Inc. (“MP3.com”) has created a unique and robust technology infrastructure designed to facilitate the storage, management, promotion, and delivery of digital music. As a Music Service Provider (MSP), MP3.com is dedicated to providing consumers access to music when they want it, where they want it, using any web-enabled device. MP3.com’s web site hosts large catalogs of digital music available on the Internet. Dedicated to growing the digital music space, MP3.com’s products, services and initiatives include on-demand Subscription Music Channels, Business Music Services program, a Syndicated Radio program and its Music InterOperating System initiative.

MP3.com shares of Common Stock are listed for trading on the Nasdaq National Market System under the symbol “MPPP.” MP3.com was incorporated in the state of Delaware on March 17, 1998 and commenced operations on that date. MP3.com is headquartered in San Diego, California.

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited and have been prepared by MP3.com pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information included, in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such SEC rules and regulations. The condensed consolidated results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of MP3.com and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity and net income or loss attributable to the minority stockholder interests which relate to MP3.com’s subsidiaries are shown separately in the condensed consolidated balance sheets and condensed consolidated statements of operations, respectively. Investments in entities over which MP3.com can exercise significant influence, but which are less than majority owned and not otherwise controlled by MP3.com, are accounted for under the equity method. Under the equity method of accounting, MP3.com’s share of the investee’s earnings or losses are included in condensed consolidated statements of operations as “Minority interest in losses of an unconsolidated subsidiary.” All other investments, either in entities over which MP3.com does not have the ability to exercise significant influence or for which there is not a readily determinable market value, are accounted for under the cost method of accounting. Dividends and other distributions of earnings from investees, if any, are included in income when declared.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for returns, bad debts, valuation of privately held strategic investments, the ultimate realizability of the prepaid multimedia content royalties, the reserve for litigation and copyright matters and the charge and reserve for class action and derivative lawsuits. Actual results could differ from those estimates.

Net Loss Per Share

MP3.com computes net loss per share following SFAS No. 128 “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common shares, incremental common shares issuable upon the exercise of stock options, and common shares issuable upon the exercise of warrants for common stock, are included in diluted net loss per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of dilutive net loss per share for the three and six months ended June 30, 2001 and 2000 because the effect would be anti-dilutive.

Under the provisions of SAB 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

The following table sets forth the computation of basic and diluted net loss per share as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Numerator:

Net loss	$(11,567)	$(177,068)	$(57,695)	$(195,205)

Denominator:

Weighted average shares outstanding	68,850,000	68,249,000	68,733,000	67,962,000

Weighted average unvested common shares subject to repurchase agreements	(1,469,000)	(2,865,000)	(1,548,000)	(2,532,000)

Denominator for basic and diluted calculation	67,381,000	65,384,000	67,185,000	65,430,000

Net loss per share:

Basic and diluted	$(0.17)	$(2.71)	$(0.86)	$(2.98)

Diluted common stock equivalents include common stock options, warrants for common stock (as if converted), restricted stock that has not yet fully vested, and common shares issuable in connection with MP3.com’s settlement agreement for the class action and derivative lawsuits (see Note 2). Potentially dilutive securities totaled approximately 5,203,000 and 5,165,000 common shares for the three and six month periods ended June 30, 2001 and 6,785,000 and 6,452,000 common shares for the three and six month periods ended June 30, 2000, respectively, and were excluded from historical diluted loss per share because of their anti-dilutive effect.

Comprehensive Income

MP3.com has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in condensed consolidated financial statements. Comprehensive income includes all changes in equity (net assets) during a period from

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive loss. There were no differences between MP3.com’s net loss and its total comprehensive loss for the three and six months ended June 30, 2001 and 2000, except for unrealized gains (losses) on investments of approximately $2,000 and $3,000 and $2,953,000 and $(2,820,000), respectively.

Segment Information

MP3.com has adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. MP3.com identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. MP3.com believes it operates in a single business segment. Through June 30, 2001, MP3.com has had insignificant foreign operations.

A summary of advertising and non-advertising revenue from customers is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Advertising	$14,998	$16,394	$35,009	$30,977

Non-advertising	2,535	3,784	4,274	6,696

	$17,533	$20,178	$39,283	$37,673

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

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MP3.com has also entered into a license agreement with UMG. Subject to certain affirmative obligations of MP3.com and other terms and conditions regarding the implementation of the My.MP3 service, MP3.com is permitted to utilize the recordings owned by Warner Music Group, BMG Entertainment, Sony Music, EMI, and UMG as part of the My.MP3 service. The license agreements have terms of approximately three to ten years, and provide for payment of a one-time fee each time a licensor’s recording is added to a separate My.MP3 account. These licenses also provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from or in connection with the My.MP3 service or (ii) a specified amount accrued each time a licensor’s recording is streamed from My.MP3. Although MP3.com has obtained license agreements permitting the use of recordings from BMG Entertainment, Warner Music Group, Sony Music, UMG, EMI, and certain other independent labels, there can be no guarantee that MP3.com will be able to secure similar license agreements from any other recording company.

Other Record Label Lawsuits. Over the course of 2000 and 2001, some other entities filed lawsuits against MP3.com based on the same set of allegations as the Major Label Lawsuit. These include: Tee Vee Toons, Inc.; Zomba Recording Corp. (the “Zomba case”); Koch Entertainment and Velvel Records LLC (the “Koch case”); EMusic.com, Inc., Fuel 2000 Records, Spinart, Inc., Gig Records, Fearless Records, and Invisible Records (the “EMusic case”); and Unity Entertainment Corporation (the “Unity” case). Additionally, several independent labels have sent MP3.com demand letters alleging similar claims.

A jury trial in the Tee Vee Toons case commenced on March 26, 2001. Prior to trial, in reliance on the Court’s rulings in the Major Label Lawsuit, the issues of infringement, fair use, and willfulness were adjudicated against MP3.com. As a result, the jury trial was limited to the issue of damages. The trial concluded on April 6, 2001. The jury considered 145 copyright certificates and returned a verdict which the Court tabulated as totaling $292,968. Subsequently, two jurors contacted the Court to inform it that the verdict decided upon by the jurors contained discrepancies. The Court interviewed all the jurors and set a briefing schedule on the issue of the jury’s verdict. On June 19, 2001, the Court declared a mistrial, and set a new trial date of November 5, 2001. On June 26, 2001, MP3.com filed a motion to certify the ruling to the Court of Appeals pursuant to 28 U.S.C. sec. 1292(b). Tee Vee Toons’ response papers were filed on June 29, 2001. The Court denied the motion on July 27, 2001.

Discovery in the Zomba case closed June 4, 2001. The final pre-trial conference is scheduled for August 10, 2001, and the case is set for trial on September 5, 2001. Like the Tee Vee Toons case, the trial in the Zomba case will be limited to only the issue of damages. The Koch case has been settled and the case is now closed. The complaint in the EMusic case was filed on December 14, 2000. MP3.com’s response to the complaint was filed on February 8, 2001. On June 20, 2001, MP3.com and EMusic filed a stipulation of dismissal of their claims against each other without prejudice. The dismissal was entered by the Court on June 21, 2001. Plaintiffs’ counsel’s motion to withdraw as counsel to the remaining plaintiffs was granted on July 23, 2001. On August 7, 2001, the Court will hear MP3.com’s motion to dismiss the case. The Unity case, which purports to be brought on behalf of Unity, an independent record company whose works were allegedly used in the My.MP3 service, and all other similarly situated entities or individuals, was filed on November 7, 2000. MP3.com answered the Complaint on January 16, 2001. On April 16, 2001, the Court entered an order denying plaintiffs’ motion for class certification without prejudice to a renewal of the motion within 45 days. Unity did not renew its motion within the 45 day deadline. Thus, the case may proceed as an individual action only based on the Unity sound recordings allegedly infringed by MP3.com.

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

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The three-year licensing arrangement provided that MP3.com would pay up to $30,000,000 to HFA for the benefit of up to 25,000 music publishers and their songwriter partners, to be allocated to two equal funds. One fund was used to pay HFA publisher-principals for past uses of music on the My.MP3 service, in exchange for a release from HFA publisher-principals and their affiliated entities of all claims related to those asserted in the MPL/ Peer case and the use of their compositions on the My.MP3 service. The other fund provides advance payments toward royalties earned under the prospective license. The terms of the prospective license call for a payment of one-quarter cent each time a song is streamed on demand to a customer from his or her My.MP3 locker, along with a one-time fee per track added to the My.MP3 service. The preliminary agreement with HFA was finalized on February 28, 2001. Approximately 78% of the publisher-principals HFA represents accepted and are bound by the settlement agreement and approximately 90% accepted and are bound by the licensing agreement. In April 2001, HFA refunded to MP3.com approximately $4,600,000 pursuant to the agreement, representing approximately $3,200,000 and $1,400,000 for the proportion of HFA publisher-principals that did not settle or license content to MP3.com, respectively.

Zomba Enterprises, Inc. has filed its own music publishing case against MP3.com making allegations like those set forth in the MPL/ Peer case. The case is set for trial on September 5, 2001. In the second quarter of 2001, similar publisher lawsuits were filed by Randy Newman, Tom Waits, and Ann and Nancy Wilson (the “Newman case”) and Major Bob Music, Inc., Rio Bravo Music, Inc., Castle Bound Music Inc., Dream Catcher Music, Inc., and Moon Catcher Music, Inc. (the “Major Bob case”). The Newman case was filed on May 7, 2001 in the United States District Court for the Central District of California. MP3.com filed its answer to the complaint on June 15, 2001. The Major Bob case was filed on May 14, 2001. MP3.com filed its answer to the complaint on June 28, 2001. Additionally, several other publishers, not affiliated with HFA, have sent MP3.com demand letters alleging similar claims. In view of the Court’s rulings in the Tee Vee Toons and Zomba cases, there is a substantial risk that the issues of infringement, fair use, and willfulness may be adjudicated against MP3.com in any and all publisher cases. This would mean that MP3.com would only be able to litigate the issue of damages.

Artists’ Class Action. On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleged that the recording company defendants in the Major Label Lawsuit claimed rights in plaintiffs’ recordings that they did not possess. In particular, the complaint alleged that the recording company defendants did not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, did not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and did not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleged that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs asked to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

using plaintiffs’ names and likenesses to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings. On August 28, 2000, the Court issued an oral ruling dismissing all claims against MP3.com. On December 7, 2000, judgment was entered dismissing, with prejudice, the federal claims against the defendants. All state claims were dismissed for lack of an independently sufficient jurisdictional basis. Plaintiffs filed a Notice of Appeal on January 5, 2001. Briefing on the appeal concluded June 11, 2001. Oral argument on the appeal has not yet been scheduled but is anticipated to occur after October 21, 2001.

Copyright Settlement Discussions; Charge to Operations. MP3.com has pursued and continues to actively pursue settlement discussions with the various plaintiffs and claimants in the cases and disputes discussed above. The decision whether to enter into settlement and/or license agreements with each party will be based upon a number of factors related to both the lawsuits and MP3.com’s business in general. MP3.com cannot guarantee that it will be able to enter into any additional settlement agreements on terms favorable to MP3.com, if at all, or that any settlement or license agreement will prove beneficial to its business or stockholders. During the year ended December 31, 2000, MP3.com recorded a charge for litigation and copyright matters of $170,000,000. The charge for litigation and copyright matters represented its estimate of the total costs to be incurred only in connection with the resolution of the various litigation and copyright matters associated with the My.MP3 service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3 service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge did not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3 service. This charge reflects management’s expectations as of the date of this filing, and is based on currently available information as well as significant assumptions made by management regarding the various litigation and copyright matters. Cash payments for the settlements and judgments discussed above and other payments have reduced the cumulative amount reserved as a result of this charge to $41,328,000 as of June 30, 2001. MP3.com cannot guarantee that future events or results will conform to its expectations or assumptions regarding the various litigation and copyright matters. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all copyright matters related to the My.MP3 service could be materially different than those recorded as of June 30, 2001, and could far exceed the resources and market capitalization of MP3.com.

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

MP3.com and the representatives of the various plaintiffs for both the class action lawsuits and derivative lawsuit executed Stipulations of Settlement dated as of March 20, 2001 (the “Stipulations”). Under the terms of the Stipulations, the defendants, while continuing to deny all liability, have paid into an escrow account $35,000,000 and agreed to issue 2.5 million shares of MP3.com common stock which MP3.com valued at $5,391,000, in exchange for complete dismissals and releases of all claims with prejudice. The escrow amount

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and the 2.5 million shares of common stock will be governed by the Stipulations. The distribution of the escrow amount and the 2.5 million shares will not occur prior to March 31, 2002, except under certain circumstances, including the sale or other acquisition of MP3.com prior to the distribution of the 2.5 million shares of common stock, in which case the stock will be treated equally with all other outstanding shares of MP3.com common stock. In addition, under the Stipulations, MP3.com agreed to institute certain corporate governance enhancements. On June 29, 2001, the State Superior Court issued final approval of the settlement of the derivative cases. The Federal District Court entered final approval of the settlement of the class action on July 16, 2001. As part of the settlement agreement, counsel for the plaintiffs are to receive 27.5% of the total settlement fund. Plaintiffs’ counsel’s portion of the 2.5 million shares was issued to plaintiffs’ counsel on July 31, 2001.

Charge Related to Class Action and Derivative Lawsuits. In light of the settlements of the class action and derivative lawsuits, MP3.com has recorded a charge of $41,428,000 during the three months ended March 31, 2001. The charge includes the cash paid into the escrow account, the value of the 2.5 million shares of common stock to be issued, and an estimate of its defense and legal advisory costs. While the charge of $41,428,000 excludes any potential recovery from its insurance carriers, MP3.com is seeking to recover from its carriers the full amount of the settlement together with its legal expenses. National Union has agreed to pay its policy limit of $5,000,000 towards the securities case, but such amount has not yet been paid. Prior to receiving payment from National Union, MP3.com is required to provide certain releases. Currently, MP3.com is reviewing those releases. If MP3.com receives insurance proceeds, MP3.com will record the recovery as a gain in the statement of operations caption “Charge related to class action and derivative lawsuits.”

In May 2001, in light of the pending transaction with Vivendi Universal, MP3.com finalized its negotiations with its lead defense counsel pursuant to the terms of the fee agreement and agreed to pay an additional $5,000,000 in fees. As MP3.com’s lead counsel also provided various legal services and advice to MP3.com on matters other than the shareholder class action and derivative lawsuits, including but not limited to the copyright matters, insurance recovery, and the pending merger of MP3.com with Vivendi Universal, MP3.com has allocated and charged to expense the additional fee during the three months ended June 30, 2001 as follows: (i) $3,270,000 to charges related to class action and derivative lawsuits, (ii) $1,402,000 to costs related to acquisition activities, and (iii) $328,000 to reserve for litigation and copyright matters.

IPO Allocation Cases

During May and June 2001, MP3.com and certain of its current and former directors and officers were named defendants in seven similar class actions pending in federal district court in the Southern District of New York. The complaints allege that the prospectus and registration statement in MP3.com’s initial public offering contained materially false and misleading statements related to underwriting fees, commissions and other economic benefits connected with the offering, including alleged tie-in arrangements between the underwriters and their customers. The complaints allege causes of action under Sections 11, 12(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. Similar cases have been filed against a number of other companies and their underwriters. There has been no activity in any of these cases to date.

Other Litigation

MP3.com is also involved in other legal matters and claims of various types, and from time to time MP3.com may also be involved in litigation relating to claims arising out of its operations in the normal course of business.

In particular, the music industry in the United States is generally regarded as extremely litigious in nature compared to other industries. As a result, in the future MP3.com may be engaged in litigation with others in the music industry, including those entities with whom MP3.com has ongoing license arrangements. For

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

example, some of the major recording companies that settled their portion of the Major Label Lawsuit with MP3.com have asserted in writing that they believe the amount paid by MP3.com to UMG in satisfaction of the Court’s judgment, together with the concurrent issuance of warrants to UMG, triggered additional payments to them under the “most favored nations” clause in their settlement agreement with MP3.com. Although MP3.com does not believe they are entitled to any such additional payments, there can be no assurances that MP3.com will be successful in ultimately concluding this particular matter in an amicable fashion, or defending any resulting lawsuit. As a result, MP3.com may be forced to defend one or more lawsuits on this and other issues in the future, and in fact may be involved in a number of litigation proceedings with the same group of related plaintiffs. MP3.com has not recorded any charge related to any claims for additional “most favored nations” payments as of June 30, 2001.

There can be no assurances that MP3.com will be successful in ultimately defending any of these lawsuits, and MP3.com may be required to pay license fees or substantial damages, including statutory, punitive, or other damages that far exceed the resources and overall market capitalization of MP3.com, in which event MP3.com may have to significantly limit or terminate its business operations, particularly because its business is not yet profitable. At the rate of $25,000 per work (which is the per CD amount of statutory damages awarded by the court in the Major Label Lawsuit), MP3.com’s aggregate potential liability resulting from all of its copyright litigation proceedings could exceed one billion dollars. If successful, any one of these lawsuits could seriously harm its business by forcing MP3.com to cease providing services to its consumers or requiring MP3.com to pay monetary damages. Even if unsuccessful, these lawsuits still can harm MP3.com’s business severely by damaging its reputation, requiring MP3.com to incur legal costs, lowering its stock price and public demand for MP3.com stock, and diverting management’s attention away from MP3.com’s primary business activities in general.

Note 3 — Related Party Transaction

In April 2001, MP3.com loaned the chief executive officer of MP3.com approximately $4,820,000. The loan is secured by no less than 19,700,000 shares of MP3.com Common Stock held by the officer and certain other assets, and accrues interest at 6.75%. Principal and interest are due in April 2002 or earlier if there is a change of control of MP3.com.

Note 4 — Merger

In May 2001, MP3.com entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), with Vivendi Universal, a société anonyme organized under the laws of France (“Vivendi Universal”), and Metronome Acquisition Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Vivendi Universal (“Sub”). Pursuant to the Merger Agreement, MP3.com will be merged with and into Sub (the “Merger”), with Sub continuing as the surviving corporation and as a wholly-owned subsidiary of Vivendi Universal. At the effective time of the Merger, each issued and outstanding share of common stock of MP3.com will be converted into, at the option of the holder thereof, the right to elect to receive either (i) $5 in cash, or (ii) a number of Vivendi Universal shares (in the form of American Depositary Receipts) having a value of $5, subject to proration. The overall percentage of shares of MP3.com common stock that will be converted into Vivendi Universal ordinary shares if fixed at 50% and the percentage of shares of MP3.com common stock that will be converted into cash is also fixed at 50%. Therefore, the elections of all holders of MP3.com common stock may be adjusted on a pro rata basis so that, in the aggregate, 50% of the shares are converted in to the right to receive Vivendi Universal ordinary shares and 50% of the shares are converted into the right to receive cash. The Merger is expected to qualify as a reorganization under the Internal Revenue Code of 1986, as amended. As a result, U.S. holders of MP3.com common stock generally will not recognize any gain or loss under U.S. federal income tax laws to the extent they receive Vivendi Universal shares.

MP3.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Board of Directors of MP3.com has unanimously approved the Merger. Under Delaware law, approval of the Merger requires the affirmative vote of the holders of a majority of the outstanding shares of common stock of MP3.com. MP3.com stockholders will vote on a proposal to adopt the merger agreement at a Special Meeting of Stockholders to be held on August 27, 2001. Holders of more than 50% of MP3.com’s outstanding shares as of July 23, 2001, the record date for stockholders entitled to vote at the Special Meeting, have agreed to vote in favor of adoption of the merger agreement. The Merger is also subject to the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), as amended, and other customary closing conditions. Vivendi Universal and MP3.com each filed notification reports with the Department of Justice and Federal Trade Commission under the HSR Act on June 12, 2001. The waiting period expired at midnight on July 12, 2001, and thus all applicable waiting periods under the HSR Act have been satisfied. The Merger is anticipated to close during the third quarter of 2001.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to describe some of the factors which affect our business and may cause such material differences, including without limitation, the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and the audited consolidated financial statements and related footnotes included herein and in MP3.com’s Form 10-K for the year ended December 31, 2000 (File No. 000-26697).

Overview

MP3.com has created a unique and robust technology infrastructure designed to facilitate the storage, management, promotion, and delivery of digital music. As the Internet’s premier Music Service Provider (MSP), we are dedicated to providing consumers access to music when they want it, where they want it, using any web-enabled device. Our web site hosts what we believe is the largest collection of digital music available on the Internet, with more than 1,095,000 song and audio files posted from over 165,000 digital artists and record labels. Dedicated to growing the digital music space, our products and services include on-demand Subscription Music Channels, an innovative Business Music Services program, a Radio Services program and others. Additionally, through our MSP technology initiative and Music InterOperating System (Music IOS), we are partnering with a variety of forward-looking businesses to expand our digital music strategy.

We devoted much of 2000 and the first half of 2001 to enhancing and improving the MP3.com web site and its technology infrastructure. In January 2000, we unveiled our upgraded My.MP3 service, a unique and robust service designed to facilitate the storage, management, promotion and delivery of digital music, and to enable users to listen to their music when they want, where they want by accessing any web-enabled device. The My.MP3 service allows users to create online music lockers where they can store, organize and manage their favorite songs from music posted by digital artists on the MP3.com web site, and receive personalized music services. In addition, with the introduction of the Beam-It™ and Instant Listening™ features of the My.MP3 service in January 2000, we began providing consumers the ability to access, add to and manage their existing music CD collections online without having to encode and store tracks themselves. Under this system, once we are able to determine that a consumer purchased a CD (through the Instant Listening feature), or was already in possession of a CD (through the proprietary Beam-It software), we make music from that CD available in the consumer’s music locker.

We believe we have developed core competencies and created a technology infrastructure system that will enable us to provide a wide variety of data management and infrastructure services to other businesses. Through our ongoing efforts to develop, maintain and improve the MP3.com web site, we have amassed a significant amount of expertise in data storage, delivery and management; server-side security; and royalty tracking and payment systems. We have also created a technology infrastructure system that stores, manages, tracks and provides statistical analyses on a real-time basis for digital data for over 165,000 digital artists and more than 15.8 million registered users. In June 2001, our technology infrastructure system managed an average of over 5.4 terabytes of data each day.

We generate revenue from advertising, infrastructure products, merchandising products, subscription products, music licensing products, and business music services. For the quarters ended June 30, 2001 and 2000, 85.5% and 81.2%, respectively, of our total net revenues were from advertising.

MP3.com was incorporated in March 1998. During 1998, our operations consisted largely of developing the infrastructure necessary to download and stream music from the Internet. Since the beginning of 1999, our growth has been dramatic. The number of employees increased from eight on December 31, 1998 to 274 on December 31, 1999 to 308 on December 31, 2000 and decreased to 294 on June 30, 2001.

In June 2001, we added over 150 artists and more than 1,400 new song and audio files on average each day, which is a decrease from more than 220 artists and over 1,500 new song and audio files that were added on average each day in June 2000. During June 2001, visitors to our web site listened to or downloaded over 55.0 million songs, which is an increase from June 2000 when visitors listened to or downloaded over 34.0 million songs.

The Three Months Ended June 30, 2001 Compared to June 30, 2000

Results of Consolidated Operations

Net Revenues

For the three months ended June 30, 2001, total net revenues were $17,533,000 compared to $20,178,000 during the same period a year ago, representing a decrease of $2,645,000 or 13.1%. Total net revenues are derived from two primary sources: advertising based products and non-advertising based products and services. Advertising based product revenues primarily consist of traditional web-based advertisements; advertisements placed in e-mail campaigns and electronic greeting cards; advertising spots on syndicated radio programs; and sponsorships of free CD products. The duration of our advertising commitments range from one month to over three years. Non-advertising based products and services primarily consist of contests and sweepstakes; online sales of Digital Automatic Music (“DAM”) CDs and other music-related merchandise; infrastructure and music licensing products; subscriptions to various music and artist-related services; and web-based business music services. Infrastructure and music licensing products represent revenues derived from the licensing of various technologies and artist content to outside third parties. Subscription revenues consist of fees paid to access the enhanced version of the My.MP3 service, various music channels and premium services for artists. The business music services program provides web-based management and delivery of in-store music and messaging directly to businesses for a monthly fee.

Revenues from Advertising. For the quarter ended June 30, 2001, revenues from advertising based products were $14,998,000 or 85.5% of total net revenues compared to $16,394,000 or 81.2% of total net revenues for the same period a year ago. The decrease in advertising based product revenues was primarily due to a decrease in traditional web-based advertising products of 57.9% offset by an increase in e-mail and electronic greeting card revenues of 118.4%.

Revenues from Non-Advertising Products and Services. For the three months ended June 30, 2001, revenues from non-advertising based products and services were $2,535,000 or 14.5% of total net revenues compared to $3,784,000 or 18.8% of total net revenues for the same period a year ago. The decrease in revenues from non-advertising based products and services was primarily due to Montaigne Participations Et Gestion (“MPG”) purchasing an increased portion of advertising related products when compared to the second quarter of 2000 and the MP3 Summit which is being held during the third quarter of 2001 instead of the second quarter of 2000. These decreases are offset by the introduction of new products such as subscriptions and business music services which did not exist during the second quarter of 2000.

Revenue Concentration. For the three months ended June 30, 2001 and 2000, 85.5% and 81.2%, respectively, of total net revenues were from advertising. Additionally, during the three months ended June 30, 2001 and 2000, we recognized revenue of $11,250,000 (net of certain financial incentives of $1,000,000) or 64.2% of total net revenues and $8,500,000 or 42.1% of total net revenues, respectively, associated with our agreement with MPG. The significant increase in MPG related revenues of $2,750,000 or 32.4% of total net revenues is related to MPG’s commitment to purchase advertising, promotion, and marketing services from us through 2004. MPG’s commitment to purchase advertising, promotion, and marketing services from us during each of the remaining calendar quarters of 2001 is $12,250,000 with the possibility to earn financial incentives during each of these quarters of an amount not to exceed $1,000,000. Further, MPG’s quarterly advertising commitments are scheduled to decline after December 2001, from approximately $12,250,000 during the fourth quarter of 2001 to approximately $6,000,000 in the first quarter of 2002. For at least the remainder of this fiscal year, we expect that a significant amount of our revenues will continue to be derived from advertising products and our relationship with MPG. In January 2000, MP3.com entered into an agreement with Visitalk, which, as amended, committed to purchase an aggregate of $12,500,000 of advertising and promotional services. During the quarter ended June 30, 2000, MP3.com recognized revenue of $2,038,000 or 10.1% of total net revenues related to the Visitalk agreement. We do not anticipate recognizing any additional revenues in the future associated with the Visitalk agreement.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2001 were $4,202,000 or 24.0% of total net revenues compared to $3,812,000 or 18.9% of total net revenues during the same period a year ago, resulting in gross margins of 76.0% and 81.1%, respectively. The increase in cost of revenues and the resulting decrease in gross margins, as a percentage of net revenues, was primarily due to increases in the amortization of prepaid multimedia royalty licensing arrangements with certain major recording companies of approximately $1,757,000 offset by decreases in contest and sweepstakes costs of approximately $890,000. Those costs associated with prepaid multimedia royalty licensing arrangements are included in cost of revenues at the greater of straight-line amortization or units of measure. Currently, listening activity dictates that we amortize the licenses on a straight-line basis; however, if future activity increases, thereby requiring us to expense the licenses using the units of measure method, cost of revenues could increase accordingly. We will continue to monitor the prepaid royalty licensing arrangements for any indication that the asset’s value has been impaired. If activity does not increase to a level that more closely approximates straight-line amortization, this may be an indication that the value of these prepaid royalty licenses could be impaired which could result in a charge to earnings of a significant portion of the prepaid royalty license value. An impairment charge could have a material adverse effect on our financial performance during the period it is recorded.

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

Sales and Marketing

During the three months ended June 30, 2001, sales and marketing expense was $6,893,000 or 39.3% of total net revenues compared to $11,961,000 or 59.3% of total net revenues during the same period a year ago. The decrease in sales and marketing expense, in absolute dollar amounts, was primarily due to decreases in spending on advertising, promotions and marketing programs of approximately $1,989,000, sales and marketing payroll and related expenses of approximately $1,310,000, amortization of prepaid marketing expenses in connection with our arrangements with internationally known artists of approximately $408,000, stock based charges associated with acceleration of stock option vesting of approximately $331,000, and the cost of our Payback for Playback program of approximately $275,000. The decrease in sales and marketing costs as a percentage of revenues is primarily due to the significant decrease in sales and marketing spending offset by a decrease in total net revenues. Overall sales and marketing expense may increase in the foreseeable future; however, sales and marketing expense as a percentage of net revenues may fluctuate depending on the level of future total net revenues, the timing of new marketing programs and the addition of sales and marketing personnel.

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

Engineering and Product Development

During the three months ended June 30, 2001, engineering and product development expense was $5,259,000 or 30.0% of total net revenues compared to $6,125,000 or 30.4% of total net revenues during the same period a year ago. The decrease in the level of engineering and product development expense, in absolute dollar amounts, was primarily due to decreases in payroll and related expenses of approximately $1,095,000 and temporary labor and consultants of approximately $224,000, offset by an increase in depreciation of approximately $365,000. Overall engineering and product development expenses may increase in the foreseeable future; however, engineering and product development expenses as a percentage of total net revenues may fluctuate depending on the level of future total net revenues and the timing of investments in engineering and product development and hiring.

General and Administrative

During the three months ended June 30, 2001, general and administrative expense was $5,383,000 or 30.7% of total net revenues compared to $6,597,000 or 32.7% of total net revenues during the same period a year ago. The decrease in general and administrative expense, in absolute dollar amounts, was primarily a result of decreases in bad debt expense of approximately $511,000; finance and administrative payroll and related expenses of approximately $894,000; legal, accounting, and public relations expenses of approximately $338,000; facility-related costs of approximately $313,000; and stock based charges associated with acceleration of stock option vesting of approximately $258,000. These decreases were offset by an increase in amortization of goodwill of approximately $350,000 and legal costs related to insurance recovery of approximately $303,000. Overall general and administrative expenses may increase in the foreseeable future; however, general and administrative expense as a percentage of total net revenues may fluctuate depending on the level of future total net revenues and the timing of additional investments in general and administrative infrastructure.

Charges Related to Class Action and Derivative Lawsuits

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

MP3.com and the representatives of the various plaintiffs for both the class action lawsuits and derivative lawsuit executed Stipulations of Settlement dated as of March 20, 2001 (the “Stipulations”). Under the terms of the Stipulations, the defendants, while continuing to deny all liability, have paid into an escrow account $35,000,000 and agreed to issue 2.5 million shares of MP3.com common stock which MP3.com valued at $5,391,000, in exchange for complete dismissals and releases of all claims with prejudice. The escrow amount and the 2.5 million shares of common stock will be governed by the Stipulations. The distribution of the escrow amount and the 2.5 million shares will not occur prior to March 31, 2002, except under certain circumstances, including the sale or other acquisition of MP3.com prior to the distribution of the 2.5 million shares of common stock, in which case the stock will be treated equally with all other outstanding shares of MP3.com common stock. In addition, under the Stipulations, MP3.com agreed to institute certain corporate governance enhancements. On June 29, 2001, the State Superior Court issued final approval of the settlement of the derivative cases. The Federal District Court entered final approval of the settlement of the class action on July 16, 2001. As part of the settlement agreement, counsel for the plaintiffs are to receive 27.5% of the total settlement fund. Plaintiffs’ counsel’s portion of the 2.5 million shares was issued to plaintiffs’ counsel on July 31, 2001.

In light of the settlements of the class action and derivative lawsuits, MP3.com has recorded a charge of $41,428,000 during the three months ended March 31, 2001. The charge includes the cash paid into the escrow account, the value of the 2.5 million shares of common stock to be issued, and an estimate of its defense and legal advisory costs. While the charge of $41,428,000 excludes any potential recovery from its insurance carriers, MP3.com is seeking to recover from its carriers the full amount of the settlement together with its legal expenses. National Union has agreed to pay its policy limit of $5,000,000 towards the securities case, but such amount has not yet been paid. Prior to receiving payment from National Union, MP3.com is required to provide certain releases. Currently, MP3.com is reviewing those releases. If MP3.com receives insurance proceeds, MP3.com will record the recovery as a gain in the statement of operations caption “Charge related to class action and derivative lawsuits.”

In May 2001, in light of the pending transaction with Vivendi Universal, MP3.com finalized its negotiations with its lead defense counsel pursuant to the terms of the fee agreement and agreed to pay an additional $5,000,000 in fees. As MP3.com’s lead counsel also provided various legal services and advice to MP3.com on matters other than the shareholder class action and derivative lawsuits, including but not limited to the copyright matters, insurance recovery, and the pending merger of MP3.com with Vivendi Universal, MP3.com has allocated and charged to expense the additional fee during the three months ended June 30, 2001 as follows: (i) $3,270,000 to charges related to class action and derivative lawsuits, (ii) $1,402,000 to costs related to acquisition activities, and (iii) $328,000 to reserve for litigation and copyright matters.

Costs Related to Acquisition Activities

Acquisition related costs for the three months ended June 30, 2001 were approximately $3,160,000 compared to zero for the same period one year ago. These acquisition related costs represent various legal, accounting and financial advisory fees paid in connection with the proposed merger between MP3.com and Vivendi Universal. Therefore, during the three months ended June 30, 2001, MP3.com expensed to costs related to acquisition activities the remainder of the unused legal services.

Amortization of Deferred Compensation

During the quarter ended June 30, 2001, total deferred compensation of $746,000 was amortized to expense compared to $1,934,000 during the quarter ended June 30, 2000. Deferred compensation is being amortized over the vesting period of the relevant granted stock options, which is generally four years. The decrease in amortization is primarily a result of the accelerated amortization method (as provided for in FASB Interpretation No. 28) to amortize deferred compensation, which resulted in a greater amount of amortization expense in the earlier years of the amortization period.

Charge for Copyright Claims

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

MP3.com has also entered into a license agreement with UMG. Subject to certain affirmative obligations of MP3.com and other terms and conditions regarding the implementation of the My.MP3 service, MP3.com is permitted to utilize the recordings owned by Warner Music Group, BMG Entertainment, Sony Music, EMI, and UMG as part of the My.MP3 service. The license agreements have terms of approximately three to ten years, and provide for payment of a one-time fee each time a licensor’s recording is added to a separate My.MP3 account. These licenses also provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from or in connection with the My.MP3 service or (ii) a specified amount accrued each time a licensor’s recording is streamed from My.MP3. Although MP3.com has obtained license agreements permitting the use of recordings from BMG Entertainment, Warner Music Group, Sony Music, UMG, EMI, and certain other independent labels, there can be no guarantee that MP3.com will be able to secure similar license agreements from any other recording company.

Other Record Label Lawsuits. Over the course of 2000 and 2001, some other entities filed lawsuits against MP3.com based on the same set of allegations as the Major Label Lawsuit. These include: Tee Vee Toons, Inc.; Zomba Recording Corp. (the “Zomba case”); Koch Entertainment and Velvel Records LLC (the “Koch case”); EMusic.com, Inc., Fuel 2000 Records, Spinart, Inc., Gig Records, Fearless Records, and Invisible Records (the “EMusic case”); and Unity Entertainment Corporation (the “Unity” case). Additionally, several independent labels have sent MP3.com demand letters alleging similar claims.

A jury trial in the Tee Vee Toons case commenced on March 26, 2001. Prior to trial, in reliance on the Court’s rulings in the Major Label Lawsuit, the issues of infringement, fair use, and willfulness were adjudicated against MP3.com. As a result, the jury trial was limited to the issue of damages. The trial concluded on April 6, 2001. The jury considered 145 copyright certificates and returned a verdict which the Court tabulated as totaling $292,968. Subsequently, two jurors contacted the Court to inform it that the verdict decided upon by the jurors contained discrepancies. The Court interviewed all the jurors and set a briefing schedule on the issue of the jury’s verdict. On June 19, 2001, the Court declared a mistrial, and set a new trial date of November 5, 2001. On June 26, 2001, MP3.com filed a motion to certify the ruling to the Court of Appeals pursuant to 28 U.S.C. sec. 1292(b). Tee Vee Toons’ response papers were filed on June 29, 2001. The Court denied the motion on July 27, 2001.

Discovery in the Zomba case closed June 4, 2001. The final pre-trial conference is scheduled for August 10, 2001, and the case is set for trial on September 5, 2001. Like the Tee Vee Toons case, the trial in the Zomba case will be limited to only the issue of damages. The Koch case has been settled and the case is now closed. The complaint in the EMusic case was filed on December 14, 2000. MP3.com’s response to the complaint was filed on February 8, 2001. On June 20, 2001, MP3.com and EMusic filed a stipulation of dismissal of their claims against each other without prejudice. The dismissal was entered by the Court on June 21, 2001. Plaintiffs’ counsel’s motion to withdraw as counsel to the remaining plaintiffs was granted on July 23, 2001. On August 7, 2001, the Court will hear MP3.com’s motion to dismiss the case. The Unity case, which purports to be brought on behalf of Unity, an independent record company whose works were allegedly used in the My.MP3 service, and all other similarly situated entities or individuals, was filed on November 7, 2000. MP3.com answered the Complaint on January 16, 2001. On April 16, 2001, the Court entered an order denying plaintiffs’ motion for class certification without prejudice to a renewal of the motion within 45 days. Unity did not renew its motion within the 45 day deadline. Thus, the case may proceed as an individual action only based on the Unity sound recordings allegedly infringed by MP3.com.

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

The three-year licensing arrangement provided that MP3.com would pay up to $30,000,000 to HFA for the benefit of up to 25,000 music publishers and their songwriter partners, to be allocated to two equal funds. One fund was used to pay HFA publisher-principals for past uses of music on the My.MP3 service, in exchange for a release from HFA publisher-principals and their affiliated entities of all claims related to those asserted in the MPL/ Peer case and the use of their compositions on the My.MP3 service. The other fund provides advance payments toward royalties earned under the prospective license. The terms of the prospective license call for a payment of one-quarter cent each time a song is streamed on demand to a customer from his or her My.MP3 locker, along with a one-time fee per track added to the My.MP3 service. The preliminary agreement with HFA was finalized on February 28, 2001. Approximately 78% of the publisher-principals HFA represents accepted and are bound by the settlement agreement and approximately 90% accepted and are bound by the licensing agreement. In April 2001, HFA refunded to MP3.com approximately $4,600,000 pursuant to the agreement, representing approximately $3,200,000 and $1,400,000 for the proportion of HFA publisher-principals that did not settle or license content to MP3.com, respectively.

Zomba Enterprises, Inc. has filed its own music publishing case against MP3.com making allegations like those set forth in the MPL/ Peer case. The case is set for trial on September 5, 2001. In the second quarter of 2001, similar publisher lawsuits were filed by Randy Newman, Tom Waits, and Ann and Nancy Wilson (the “Newman case”) and Major Bob Music, Inc., Rio Bravo Music, Inc., Castle Bound Music Inc., Dream Catcher Music, Inc., and Moon Catcher Music, Inc. (the “Major Bob case”). The Newman case was filed on May 7, 2001 in the United States District Court for the Central District of California. MP3.com filed its answer to the complaint on June 15, 2001. The Major Bob case was filed on May 14, 2001. MP3.com filed its answer to the complaint on June 28, 2001. Additionally, several other publishers, not affiliated with HFA, have sent MP3.com demand letters alleging similar claims. In view of the Court’s rulings in the Tee Vee Toons and Zomba cases, there is a substantial risk that the issues of infringement, fair use, and willfulness may be adjudicated against MP3.com in any and all publisher cases. This would mean that MP3.com would only be able to litigate the issue of damages.

Artists’ Class Action. On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleged that the recording company defendants in the Major Label Lawsuit claimed rights in plaintiffs’ recordings that they did not possess. In particular, the complaint alleged that the recording company defendants did not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, did not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and did not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleged that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs asked to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likenesses to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings. On August 28, 2000, the Court issued an oral ruling dismissing all claims against MP3.com. On December 7, 2000, judgment was entered dismissing, with prejudice, the federal claims against the defendants. All state claims were dismissed for lack of an independently sufficient jurisdictional basis. Plaintiffs filed a Notice of Appeal on January 5, 2001. Briefing on the appeal concluded June 11, 2001. Oral argument on the appeal has not yet been scheduled but is anticipated to occur after October 21, 2001.

Copyright Settlement Discussions; Charge to Operations. MP3.com has pursued and continues to actively pursue settlement discussions with the various plaintiffs and claimants in the cases and disputes discussed above. The decision whether to enter into settlement and/or license agreements with each party will be based upon a number of factors related to both the lawsuits and MP3.com’s business in general. MP3.com cannot guarantee that it will be able to enter into any additional settlement agreements on terms favorable to MP3.com, if at all, or that any settlement or license agreement will prove beneficial to its business or stockholders. During the three months ended June 30, 2000, MP3.com recorded a charge for litigation and copyright matters of $150,000,000. The charge for litigation and copyright matters represented its estimate of the total costs to be incurred only in connection with the resolution of the various litigation and copyright matters associated with the My.MP3 service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3 service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge did not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3 service. This charge reflects management’s expectations as of the date of this filing, and is based on currently available information as well as significant assumptions made by management regarding the various litigation and copyright matters. Cash payments for the settlements and judgments discussed above and other payments have reduced the cumulative amount reserved as a result of this charge to $41,328,000 as of June 30, 2001. MP3.com cannot guarantee that future events or results will conform to its expectations or assumptions regarding the various litigation and copyright matters. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all copyright matters related to the My.MP3 service could be materially different than those recorded as of June 30, 2001, and could far exceed the resources and market capitalization of MP3.com.

Interest Income, Net

Interest income (net of interest expense) during the quarter ended June 30, 2001 was $1,013,000 compared to $5,016,000 during the same period a year ago. The decrease in interest income was primarily due to a reduction in cash, cash equivalents and marketable securities from $303,373,000 at June 30, 2000 to $76,805,000 at June 30, 2001. The decrease in cash, cash equivalents and short-term investments in marketable securities is primarily a result of payments associated with litigation and copyright matters, class action and derivative lawsuits, prepayments for multimedia royalty licensing arrangements with certain major recording companies, purchases of property and equipment, purchases of strategic investments, the acquisition of the remaining interest in mp3radio.com from Cox Interactive Media, Inc. and normal operating costs. In addition to the decrease in cash, cash equivalents, and marketable securities, interest rates have decreased significantly due to the Federal Reserve’s interest rate cuts during 2001.

Impairment of Strategic Investments

During the quarter ended June 30, 2001, MP3.com recorded a charge of $1,200,000 for the estimated impairment of its strategic investment portfolio compared to $21,570,000 during the same period one year ago. The impairment is associated with a decrease in the value of certain investments within its portfolio, which is considered other than temporary.

Provision for Income Taxes

Due to the loss from operations for both book and tax purposes, no provision or benefit for income taxes was recorded for the three months ended June 30, 2001 and 2000. Currently, we provide a valuation allowance for all future tax benefits.

Minority Interest in Loss of an Unconsolidated Subsidiary

Minority interest in the loss of an unconsolidated subsidiary during the quarter ended June 30, 2001 was zero compared to $263,000 for the same period a year ago. The decrease in minority interest in losses of an unconsolidated subsidiary was directly related to our acquisition of the remaining 53.5% of mp3radio.com, our former joint venture with Cox Interactive Media, Inc. We accounted for the acquisition under the purchase method of accounting, whereby the excess purchase price over fair value of net assets acquired of $4,000,000 was generally allocated to assembled work force; URLs, trademarks and names; a radio station agreement; and goodwill. These intangibles are amortized over 12 to 24 months using the straight-line method. The amortization of goodwill and other intangible assets is included in general and administrative expense.

The Six Months Ended June 30, 2001 Compared to June 30, 2000

Results of Operations

Net Revenues

For the six months ended June 30, 2001, total net revenues were $39,283,000 compared to $37,673,000 during the same period a year ago, representing an increase of $1,610,000 or 4.3%. Total net revenues are derived from two primary sources: advertising based products and non-advertising based products and services. Advertising based product revenues primarily consist of traditional web-based advertisements; advertisements placed in e-mail campaigns and electronic greeting cards; advertising spots on syndicated radio programs; and sponsorships of free CD products. The duration of our advertising commitments range from a few days to over three years. Non-advertising based products and services primarily consist of contests and sweepstakes; online sales of Digital Automatic Music (“DAM”) CDs and other music-related merchandise; infrastructure and music licensing programs; subscriptions to various music and artist-related services; and web-based business music services. Infrastructure and music licensing programs represent revenues derived from the licensing of various technologies and artist content to outside third parties. Subscription revenues consist of fees paid to access the enhanced version of the My.MP3 service, various music channels and premium services for artists. The business music services program provides web-based management and delivery of in-store music and messaging directly to businesses for a monthly fee.

Revenues from Advertising. For the six months ended June 30, 2001, revenues from advertising based products were $35,009,000 or 89.1% of total net revenues compared to $30,977,000 or 82.2% of total net revenues for the same period a year ago. The increase in advertising based product revenues was primarily due to an increase in e-mail and electronic greeting card revenues of approximately 139.7% offset by a decrease in both traditional web-based advertising products and in the sponsorship of free CD products of approximately 30.0%.

Revenues from Non-Advertising Products and Services. For the six months ended June 30, 2001, revenues from non-advertising based products and services were $4,274,000 or 10.9% of total net revenues compared to

$6,696,000 or 17.8% of total net revenues for the same period a year ago. The decrease in revenues from non-advertising based products and services was primarily due to an increased portion of the Montaigne Participations Et Gestion (“MPG”) purchasing an increased portion of advertising related products during the first six months of 2001 when compared to the same period one year ago and the MP3 Summit which is being held during the third quarter of 2001 instead of the second quarter of 2000. These decreases are offset by the introduction of new products such as infrastructure and music licensing programs, subscriptions and business music services which did not exist during the first half of 2000.

Revenue Concentration. For the six months ended June 30, 2001 and 2000, 89.1% and 82.2%, respectively, of total net revenues were from advertising. Additionally, during the six months ended June 30, 2001 and 2000, we recognized revenue of $25,709,000 (net of certain financial incentives of $1,541,000) or 65.4% of total net revenues and $15,345,000 or 40.7% of total net revenues, respectively, associated with our agreement with MPG. The significant increase in MPG related revenues of $10,364,000 or 67.5% is related to MPG’s commitment to purchase advertising, promotion, and marketing services from us through 2004. MPG’s commitment to purchase advertising, promotion, and marketing services from us during each of the remaining calendar quarters of 2001 is $12,250,000 with the possibility to earn financial incentives during each of these quarters of an amount not to exceed $1,000,000. Further, MPG’s quarterly advertising commitments are scheduled to decline after December 2001, from approximately $12,250,000 during the fourth quarter of 2001 to approximately $6,000,000 in the first quarter of 2002. For at least the remainder of this fiscal year, we expect that a significant amount of our revenues will continue to be derived from advertising products and our relationship with MPG. In January 2000, MP3.com entered into an agreement with Visitalk, which, as amended, committed to purchase an aggregate of $12,500,000 of advertising and promotional services. During the six months ended June 30, 2000, MP3.com recognized revenue of $5,116,000 or 13.6% of total net revenues related to the Visitalk agreement. We do not anticipate recognizing any additional revenues in the future associated with the Visitalk agreement.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2001 were $9,077,000 or 23.1% of total net revenues compared to $7,568,000 or 20.1% of total net revenues during the same period a year ago, resulting in gross margins of 76.9% and 79.9%, respectively. The increase in cost of revenues and resulting decrease in gross margins, as a percentage of total net revenues, was primarily due to increases in the amortization of prepaid multimedia royalty licensing arrangements with certain major recording companies of $3,712,000 and bandwidth charges of $1,013,000, offset by a decrease in contest and sweepstakes costs of $2,570,000. Those costs associated with prepaid multimedia royalty licensing arrangements are included in cost of revenues at the greater of straight-line amortization or units of measure. Currently, listening activity dictates that we amortize the licenses on a straight-line basis; however, if future activity increases, thereby requiring us to expense the licenses using the units of measure method, costs of revenues could increase accordingly. We will continue to monitor the prepaid royalty licensing arrangements for any indication that the asset’s value has been impaired. If activity does not increase to a level that more closely approximates straight-line amortization, this may be an indication that the value of these prepaid royalty licenses could be impaired which could result in a charge to earnings of a significant portion of the prepaid royalty license value. An impairment charge could have a material adverse effect on our financial performance during the period it is recorded.

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

Sales and Marketing

During the six months ended June 30, 2001, sales and marketing expense was $17,384,000 or 44.3% of total net revenues compared to $28,963,000 or 76.9% of total net revenues during the same period a year ago. The decrease in sales and marketing expense, in absolute dollar amounts, was primarily due to decreases in cash charges related to certain employee costs and stock based compensation associated with the acceleration of stock option vesting of approximately $6,732,000; advertising, promotions and marketing programs of approximately $2,802,000; amortization of prepaid marketing expenses in connection with our arrangements with internationally known artists of approximately $2,235,000; and sales and marketing payroll and related expenses of approximately $2,306,000. These decreases were offset by an increase in the cost of our Payback for Playback program of approximately $2,108,000. The decrease in sales and marketing costs as a percentage of total net revenues is primarily due to the significant decrease in total sales and marketing expenses and, to a lesser extent, an increase in total net revenues. Overall sales and marketing expense may continue to increase significantly in the foreseeable future; however, sales and marketing expense as a percentage of total net revenues may fluctuate depending on the level of future total net revenues and the timing of new marketing programs and the addition of sales and marketing personnel.

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

Engineering and Product Development

During the six months ended June 30, 2001, engineering and product development expense was $10,854,000 or 27.6% of total net revenues compared to $11,404,000 or 30.3% of total net revenues during the same period a year ago. The decrease in the level of engineering and product development expense in absolute dollar amounts was primarily due to decreases in payroll and related expenses of approximately $910,000, consulting and temporary labor of approximately $326,000, and expensed computer supplies of approximately $302,000. These decreases were offset by an increase in depreciation of approximately $1,048,000. The decrease in engineering and product development expense as a percentage of total net revenue is primarily due to the decrease in total engineering and product development expenses and, to a lesser extent, an increase in total net revenues. Overall engineering and product development expenses may increase in the foreseeable future; however, engineering and product development expenses as a percentage of total net revenues may fluctuate depending on the level of future total net revenues and the timing of investments in engineering and product development and hiring.

General and Administrative

During the six months ended June 30, 2001, general and administrative expense was $11,601,000 or 29.5% of total net revenues compared to $14,359,000 or 38.1% of total net revenues during the same period a year ago. The decrease in general and administrative expense in absolute dollar amounts was primarily a result of decreases in legal, accounting, and public relations expenses of approximately $1,713,000; bad debt expense of approximately $1,548,000; finance and administrative payroll and related expenses of approximately $1,285,000; and facility-related cost of approximately $696,000. These decreases were offset by an increase in insurance costs of approximately $940,000, amortization of goodwill of approximately $1,112,000, and legal costs related to insurance recovery of approximately $303,000. General and administrative expenses as a percentage of total net revenues decreased primarily due to a decrease in general and administrative expenses and, to a lesser extent, an increase in total net revenues. Overall general and administrative expenses may increase in the foreseeable future; however, general and administrative expense as a percentage of total net revenues may fluctuate depending on the level of future total net revenues and the timing of additional investments in general and administrative infrastructure.

Charge for Class Action and Derivative Lawsuits

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

MP3.com and the representatives of the various plaintiffs for both the class action lawsuits and derivative lawsuit executed Stipulations of Settlement dated as of March 20, 2001 (the “Stipulations”). Under the terms of the Stipulations, the defendants, while continuing to deny all liability, have paid into an escrow account $35,000,000 and agreed to issue 2.5 million shares of MP3.com common stock which MP3.com valued at $5,391,000, in exchange for complete dismissals and releases of all claims with prejudice. The escrow amount and the 2.5 million shares of common stock will be governed by the Stipulations. The distribution of the escrow amount and the 2.5 million shares will not occur prior to March 31, 2002, except under certain circumstances, including the sale or other acquisition of MP3.com prior to the distribution of the 2.5 million shares of common stock, in which case the stock will be treated equally with all other outstanding shares of MP3.com common stock. In addition, under the Stipulations, MP3.com agreed to institute certain corporate governance enhancements. On June 29, 2001, the State Superior Court issued final approval of the settlement of the derivative cases. The Federal District Court entered final approval of the settlement of the class action on July 16, 2001. As part of the settlement agreement, counsel for the plaintiffs are to receive 27.5% of the total settlement fund. Plaintiffs’ counsel’s portion of the 2.5 million shares was issued to plaintiffs’ counsel on July 31, 2001.

In light of the settlements of the class action and derivative lawsuits, MP3.com has recorded a charge of $41,428,000 during the three months ended March 31, 2001. The charge includes the cash paid into the escrow account, the value of the 2.5 million shares of common stock to be issued, and an estimate of its defense and legal advisory costs. While the charge of $41,428,000 excludes any potential recovery from its insurance carriers, MP3.com is seeking to recover from its carriers the full amount of the settlement together with its legal expenses. National Union has agreed to pay its policy limit of $5,000,000 towards the securities case, but such amount has not yet been paid. Prior to receiving payment from National Union, MP3.com is required to provide certain releases. Currently, MP3.com is reviewing those releases. If MP3.com receives insurance proceeds, MP3.com will record the recovery as a gain in the statement of operations caption “Charge related to class action and derivative lawsuits.”

In May 2001, in light of the pending transaction with Vivendi Universal, MP3.com finalized its negotiations with its lead defense counsel pursuant to the terms of the fee agreement and agreed to pay an additional $5,000,000 in fees. As MP3.com’s lead counsel also provided various legal services and advice to MP3.com on matters other than the shareholder class action and derivative lawsuits, including but not limited to the copyright matters, insurance recovery, and the pending merger of MP3.com with Vivendi Universal, MP3.com has allocated and charged to expense the additional fee during the three months ended June 30, 2001 as follows: (i) $3,270,000 to charges related to class action and derivative lawsuits, (ii) $1,402,000 to costs related to acquisition activities, and (iii) $328,000 to reserve for litigation and copyright matters.

Costs Related to Acquisition Activities

Acquisition related costs for the six months ended June 30, 2001 were approximately $3,160,000 compared to $1,704,000 for the same period one year ago. During the first half of 2001, the acquisition related costs represent various legal, accounting and financial advisory fees paid in connection with the proposed merger between MP3.com and Vivendi Universal. The acquisition costs for the first six months of 2000 related to certain costs charged to expense associated with the previously announced acquisition of TransComputing International Corporation (“TCI”) d/b/a seeUthere.com, which was not completed.

Amortization of Deferred Compensation

During the six months ended June 30, 2001, total deferred compensation of $1,717,000 was amortized to expense compared to $6,336,000 during the same period one year ago. Deferred compensation is being amortized over the vesting period of the relevant granted stock options, which is generally four years. The decrease in amortization is primarily a result of the accelerated amortization method (as provided for in FASB Interpretation No. 28) to amortize deferred compensation, which resulted in a greater amount of amortization expense in the earlier years of the amortization period.

Charge for Copyright Claims

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

MP3.com has also entered into a license agreement with UMG. Subject to certain affirmative obligations of MP3.com and other terms and conditions regarding the implementation of the My.MP3 service, MP3.com is permitted to utilize the recordings owned by Warner Music Group, BMG Entertainment, Sony Music, EMI, and UMG as part of the My.MP3 service. The license agreements have terms of approximately three to ten years, and provide for payment of a one-time fee each time a licensor’s recording is added to a separate My.MP3 account. These licenses also provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from or in connection with the My.MP3 service or (ii) a specified amount accrued each time a licensor’s recording is streamed from My.MP3. Although MP3.com has obtained license agreements permitting the use of recordings from BMG Entertainment, Warner Music Group, Sony Music, UMG, EMI, and certain other independent labels, there can be no guarantee that MP3.com will be able to secure similar license agreements from any other recording company.

Other Record Label Lawsuits. Over the course of 2000 and 2001, some other entities filed lawsuits against MP3.com based on the same set of allegations as the Major Label Lawsuit. These include: Tee Vee Toons, Inc.; Zomba Recording Corp. (the “Zomba case”); Koch Entertainment and Velvel Records LLC (the “Koch case”); EMusic.com, Inc., Fuel 2000 Records, Spinart, Inc., Gig Records, Fearless Records, and Invisible Records (the “EMusic case”); and Unity Entertainment Corporation (the “Unity” case). Additionally, several independent labels have sent MP3.com demand letters alleging similar claims.

A jury trial in the Tee Vee Toons case commenced on March 26, 2001. Prior to trial, in reliance on the Court’s rulings in the Major Label Lawsuit, the issues of infringement, fair use, and willfulness were adjudicated against MP3.com. As a result, the jury trial was limited to the issue of damages. The trial concluded on April 6, 2001. The jury considered 145 copyright certificates and returned a verdict which the Court tabulated as totaling $292,968. Subsequently, two jurors contacted the Court to inform it that the verdict decided upon by the jurors contained discrepancies. The Court interviewed all the jurors and set a briefing schedule on the issue of the jury’s verdict. On June 19, 2001, the Court declared a mistrial, and set a new trial date of November 5, 2001. On June 26, 2001, MP3.com filed a motion to certify the ruling to the Court of Appeals pursuant to 28 U.S.C. sec. 1292(b). Tee Vee Toons’ response papers were filed on June 29, 2001. The Court denied the motion on July 27, 2001.

Discovery in the Zomba case closed June 4, 2001. The final pre-trial conference is scheduled for August 10, 2001, and the case is set for trial on September 5, 2001. Like the Tee Vee Toons case, the trial in the Zomba case will be limited to only the issue of damages. The Koch case has been settled and the case is now closed. The complaint in the EMusic case was filed on December 14, 2000. MP3.com’s response to the complaint was filed on February 8, 2001. On June 20, 2001, MP3.com and EMusic filed a stipulation of dismissal of their claims against each other without prejudice. The dismissal was entered by the Court on June 21, 2001. Plaintiffs’ counsel’s motion to withdraw as counsel to the remaining plaintiffs was granted on July 23, 2001. On August 7, 2001, the Court will hear MP3.com’s motion to dismiss the case. The Unity case, which purports to be brought on behalf of Unity, an independent record company whose works were allegedly used in the My.MP3 service, and all other similarly situated entities or individuals, was filed on November 7, 2000. MP3.com answered the Complaint on January 16, 2001. On April 16, 2001, the Court entered an order denying plaintiffs’ motion for class certification without prejudice to a renewal of the motion within 45 days. Unity did not renew its motion within the 45 day deadline. Thus, the case may proceed as an individual action only based on the Unity sound recordings allegedly infringed by MP3.com.

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

The three-year licensing arrangement provided that MP3.com would pay up to $30,000,000 to HFA for the benefit of up to 25,000 music publishers and their songwriter partners, to be allocated to two equal funds. One fund was used to pay HFA publisher-principals for past uses of music on the My.MP3 service, in exchange for a release from HFA publisher-principals and their affiliated entities of all claims related to those asserted in the MPL/ Peer case and the use of their compositions on the My.MP3 service. The other fund provides advance payments toward royalties earned under the prospective license. The terms of the prospective license call for a payment of one-quarter cent each time a song is streamed on demand to a customer from his or her My.MP3 locker, along with a one-time fee per track added to the My.MP3 service. The preliminary agreement with HFA was finalized on February 28, 2001. Approximately 78% of the publisher-principals HFA represents accepted and are bound by the settlement agreement and approximately 90% accepted and are bound by the licensing agreement. In April 2001, HFA refunded to MP3.com approximately $4,600,000 pursuant to the agreement, representing approximately $3,200,000 and $1,400,000 for the proportion of HFA publisher-principals that did not settle or license content to MP3.com, respectively.

Zomba Enterprises, Inc. has filed its own music publishing case against MP3.com making allegations like those set forth in the MPL/ Peer case. The case is set for trial on September 5, 2001. In the second quarter of 2001, similar publisher lawsuits were filed by Randy Newman, Tom Waits, and Ann and Nancy Wilson (the “Newman case”) and Major Bob Music, Inc., Rio Bravo Music, Inc., Castle Bound Music Inc., Dream Catcher Music, Inc., and Moon Catcher Music, Inc. (the “Major Bob case”). The Newman case was filed on May 7, 2001 in the United States District Court for the Central District of California. MP3.com filed its answer to the complaint on June 15, 2001. The Major Bob case was filed on May 14, 2001. MP3.com filed its answer to the complaint on June 28, 2001. Additionally, several other publishers, not affiliated with HFA, have sent MP3.com demand letters alleging similar claims. In view of the Court’s rulings in the Tee Vee Toons and Zomba cases, there is a substantial risk that the issues of infringement, fair use, and willfulness may be adjudicated against MP3.com in any and all publisher cases. This would mean that MP3.com would only be able to litigate the issue of damages.

Artists’ Class Action. On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleged that the recording company defendants in the Major Label Lawsuit claimed rights in plaintiffs’ recordings that they did not possess. In particular, the complaint alleged that the recording company defendants did not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, did not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and did not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleged that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs asked to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likenesses to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings. On August 28, 2000, the Court issued an oral ruling dismissing all claims against MP3.com. On December 7, 2000, judgment was entered dismissing, with prejudice, the federal claims against the defendants. All state claims were dismissed for lack of an independently sufficient jurisdictional basis. Plaintiffs filed a Notice of Appeal on January 5, 2001. Briefing on the appeal concluded June 11, 2001. Oral argument on the appeal has not yet been scheduled but is anticipated to occur after October 21, 2001.

Copyright Settlement Discussions; Charge to Operations. MP3.com has pursued and continues to actively pursue settlement discussions with the various plaintiffs and claimants in the cases and disputes discussed above. The decision whether to enter into settlement and/or license agreements with each party will be based upon a number of factors related to both the lawsuits and MP3.com’s business in general. MP3.com cannot guarantee that it will be able to enter into any additional settlement agreements on terms favorable to MP3.com, if at all, or that any settlement or license agreement will prove beneficial to its business or stockholders. During the six months ended June 30, 2000, MP3.com recorded a charge for litigation and copyright matters of $150,000,000. The charge for litigation and copyright matters represented its estimate of the total costs to be incurred only in connection with the resolution of the various litigation and copyright matters associated with the My.MP3 service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3 service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge did not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3 service. This charge reflects management’s expectations as of the date of this filing, and is based on currently available information as well as significant assumptions made by management regarding the various litigation and copyright matters. Cash payments for the settlements and judgments discussed above and other payments have reduced the cumulative amount reserved as a result of this charge to $41,328,000 as of June 30, 2001. MP3.com cannot guarantee that future events or results will conform to its expectations or assumptions regarding the various litigation and copyright matters. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all copyright matters related to the My.MP3 service could be materially different than those recorded as of June 30, 2001, and could far exceed the resources and market capitalization of MP3.com.

Interest Income, Net

Interest income (net of interest expense) during the six months ended June 30, 2001 was $2,713,000 compared to $10,794,000 during the same period a year ago. The decrease in interest income was primarily due to a reduction in cash, cash equivalents and short-term investments in marketable securities from $303,373,000 at June 30, 2000 to $76,805,000 at June 30, 2001. The decrease in cash, cash equivalents and short-term investments in marketable securities is primarily a result of payments associated with litigation and copyright matters, class action and derivative lawsuits, prepayments for multimedia royalty licensing arrangements with certain major recording companies, purchases of property and equipment, purchases of strategic investments, the acquisition of the remaining interest in mp3radio.com from Cox Interactive Media, Inc. and normal operating costs. In addition to the decrease in cash, cash equivalents, and marketable securities, interest rates have decreased significantly due to the Federal Reserve’s interest rate cuts during 2001.

Impairment of Strategic Investments

During the six months ended June 30, 2001, MP3.com recorded a reserve of $1,200,000 for the estimated impairment of its strategic investment portfolio compared to $21,670,000 during the same period one year ago. The impairment is associated with a decrease in the value of certain investments within its portfolio, which is considered other than temporary.

Provision for Income Taxes

Due to the loss from operations for both book and tax purposes, no provision or benefit for income taxes was recorded for the first six months of 2001 and 2000. Currently, we provide a valuation allowance for all future tax benefits.

Minority Interest in Loss of an Unconsolidated Subsidiary

Minority interest in the loss of an unconsolidated subsidiary during the six months ended June 30, 2001 was zero compared to $1,668,000 for the same period a year ago. The decrease in minority interest in losses of an unconsolidated subsidiary is directly related to our acquisition of the remaining 53.5% of mp3radio.com, our former joint venture with Cox Interactive Media, Inc. We accounted for the acquisition under the purchase method of accounting, whereby the excess purchase price over fair value of net assets acquired of $4,000,000 was generally allocated to assembled work force; URLs, trademarks and names; a radio station agreement; and goodwill. These intangibles are amortized over twelve to twenty-four months using the straight-line method. The amortization of goodwill is included in general and administrative expense.

Liquidity and Capital Resources

Overview

To date, MP3.com has generated cash from internal operations, proceeds from the sale of convertible preferred stock, proceeds from its initial public offering and, to a lesser extent, the exercise of stock options. As of June 30, 2001, MP3.com had approximately $76,805,000 in cash, cash equivalents and marketable securities.

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2001 was approximately $19,074,000, consisting primarily of the following:

•	net loss of approximately $57,695,000;

•	depreciation of property and equipment, amortization of goodwill and intangible assets, and amortization of prepaid multimedia licenses of approximately $8,786,000;

•	a non-cash charge for class action and derivative lawsuits of $5,391,000;

•	amortization of deferred compensation of approximately $1,716,000;

•	impairment of strategic investments of $1,200,000;

•	a decrease in restricted cash of $30,000,000;

•	a net decrease in accounts and unbilled receivables of approximately $885,000;

•	an increase in prepaid expenses and other assets of approximately $3,692,000;

•	a decrease in accounts payable of approximately $1,226,000;

•	a net decrease in accrued expenses and accrued amounts for copyright claims of approximately $5,903,000; and

•	an increase in deferred revenue of approximately $1,180,000.

The decrease in restricted cash was a result of the expiration of the restrictions in an escrow arrangement in February 2001. The entire principal amount of $30,000,000 became unrestricted and freely available for general working capital purposes in February 2001.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2001 was approximately $16,383,000, consisting primarily of net maturities of marketable securities of $14,991,000 and a net decrease in prepaid multimedia licenses of approximately $3,157,000 reduced by property and equipment expenditures of $1,824,000. The net decrease in prepaid multimedia licenses is primarily associated with a partial refund of a prepaid multimedia license with the Harry Fox Agency.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2001 was approximately $4,362,000, consisting primarily of the issuance of a note receivable to MP3.com’s chief executive officer of approximately $4,848,000 offset by proceeds from the issuances of common stock in connection with exercises of stock options of approximately $486,000.

Future Capital Requirements

We believe that our cash and cash equivalent balances will be sufficient to satisfy our cash requirements for at least the next 12 months, after taking into consideration the payment of our reserves for litigation and copyright matters accrued as of June 30, 2001. We intend to invest our cash in excess of current operating requirements in short-term, interest-bearing investment-grade securities.

To the extent our total net revenues increase in the future, we anticipate increases in our working capital requirements to finance higher levels of associated accounts receivable, unbilled receivables and other assets, offset by increases in accounts payable and other liabilities. However, we do not expect that the increases in accounts payable and other liabilities will offset the increases in accounts receivable, unbilled receivables and other assets.

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

Financial Commitments

As of June 30, 2001, we have no material financial commitments other than obligations under our operating leases. We expect to continue to make investments in the following:

•	web site computer equipment;

•	bandwidth and networking equipment and infrastructure; and

•	additional sales and marketing employees.

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

RISK FACTORS

Litigation Risk

We Have Been And Are Engaged In A Number Of Ongoing Lawsuits. We Have Settled Some Of The Lawsuits At Significant Expense, And These Expenses Together With Any Monetary Damages And/ Or Settlement Expenses From Remaining Lawsuits Could Severely Impact Our Financial Condition. Litigation Could Also Result In The Discontinuation Or Interruption Of Services To Our Consumers.

We are currently a named defendant in a number of copyright lawsuits, including several individual lawsuits brought by independent record companies and publishers, each alleging that, among other things, portions of our My.MP3 and related services violated their respective copyrights. See “Part II — Item 1 — Legal Proceedings.” We were also involved in similar significant litigation proceedings that either settled or were brought to judgment in 2000 or the first half of 2001. These included a lawsuit brought by two major publishing companies and a lawsuit brought by ten major music recording companies (the “UMG case”), each concerning copyright claims like those described above. In the UMG case, we were found by the court to have willfully infringed plaintiffs’ copyrights. Eight plaintiffs in that case settled through various agreements and two plaintiffs in that case proceeded through judgment. In reliance upon the court’s rulings in the UMG case, the issues of infringement, fair use, and willfulness have been adjudicated against us in other copyright cases still pending. Thus, we are only able to litigate the issue of damages. At this juncture, we are unable to determine the number of valid copyright registration certificates that may be appropriately subject to an award of statutory or actual damages in these pending cases. We do not yet know, for example, whether other plaintiffs will ultimately elect to recover statutory damages in lieu of actual damages, nor are we able to speculate as to the likely size of any award of statutory damages in these cases. At the rate of $25,000 per work (which is the per CD amount of statutory damages awarded by the court in the UMG case), our aggregate potential liability resulting from all of our copyright litigation proceedings could still exceed one billion dollars.

During the year ended December 31, 2000, we recorded a charge for litigation and copyright matters of $170,000,000. The charge for litigation and copyright matters represented our estimate of the total costs to be incurred only in connection with the resolution of the various litigation and copyright matters associated with the My.MP3 service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3 service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge did not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3 service. This charge reflects management’s expectations as of the date of this report, and is based on currently available information as well as significant assumptions made by management regarding the various litigation and copyright matters. Cash payments for the settlements and judgments discussed above and other payments have reduced the cumulative amount reserved as a result of this charge to $41,328,000 as of June 30, 2001. We cannot guarantee that future events or results will conform to our expectations or assumptions regarding the various litigation and copyright matters. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all copyright matters related to the My.MP3 service could be materially different than those recorded as of June 30, 2001, and could far exceed the resources and market capitalization of our company.

In addition to the copyright litigation discussed above, we and certain of our employees, officers and directors have been named as defendants in several lawsuits alleging violations of the federal securities laws. The complaints, which were filed between September 19, 2000 and November 15, 2000 in the United States District Court for the Southern District of California, each purport to be brought on behalf of a class of stockholders. The complaints allege that we and the other defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our My.MP3 service and the litigation surrounding the service. Also, between September 14, 2000 and October 26, 2000, certain stockholders of MP3.com filed shareholder derivative suits against MP3.com and certain of its employees, officers and directors in the Superior Court of the State of California, County of San Diego. These complaints allege various statutory and common law claims relating to the My.MP3 service. MP3.com and the representatives of the various plaintiffs for both the class action lawsuits and derivative lawsuit executed stipulations of settlement dated as of March 20, 2001 (the “Stipulations”). Under the terms of the Stipulations, the defendants, while continuing to deny all liability, have paid into an escrow account $35,000,000 and agreed to issue 2.5 million shares of MP3.com’s common stock which MP3.com valued at $5,391,000, in exchange for complete dismissals and releases of all claims with prejudice. The escrow amount and the 2.5 million shares of common stock will be governed by the Stipulations; however, except in certain circumstances, the distribution will not occur prior to March 31, 2002. In addition, under the Stipulations, MP3.com agreed to institute certain corporate governance enhancements. On June 29, 2001, the State Superior Court issued final approval of the settlement of the derivative cases. The Federal District Court entered final approval of the settlement of the class action on July 16, 2001. As part of the settlement agreement, counsel for the plaintiffs are to receive 27.5% of the total settlement fund. Plaintiffs’ counsel’s portion of the 2.5 million shares was issued to plaintiffs’ counsel on July 31, 2001.

During May and June 2001, MP3.com and certain of its current and former directors and officers were named defendants in seven similar class actions pending in federal district court in the Southern District of New York. The complaints allege that the prospectus and registration statement in MP3.com’s initial public offering contained materially false and misleading statements related to underwriting fees, commissions and other economic benefits connected with the offering, including alleged tie-in arrangements between the underwriters and their customers. The complaints allege causes of action under Sections 11, 12(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. Similar cases have been filed against a number of other companies and their underwriters. There has been no activity in any of these cases to date.

We are also involved in other legal matters and claims of various types, and from time to time may also be involved in litigation relating to claims arising out of our operations in the normal course of business. We cannot assure you that we will be successful in ultimately defending any of these lawsuits, and we may be required to pay license fees or substantial damages, including statutory, punitive or other damages that far exceed the resources and overall market capitalization of MP3.com, in which event we may have to significantly limit or terminate our business operations, particularly because our business is not yet profitable. If successful, any one of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Risks Related To MP3.com’s Merger With Vivendi Universal

MP3.com’s Merger With Vivendi Universal May Be Delayed, Or May Not Occur At All, Causing Significant, And Perhaps Irreversible, Damage To MP3.com’s Future Business Plans And Its Stock Price.

The consummation of the Merger with Vivendi Universal (see “Part I — Item I — Notes to Condensed Consolidated Financial Statements — Note 4 — Merger”) may be significantly delayed, or may not occur at all, due to failure of either Vivendi Universal or us to satisfy required closing conditions under the Merger Agreement. If the Merger is significantly delayed or does not occur, we could suffer significant damage to our business reputation and may not be able to sustain our business operations as a stand-alone entity. As a result, MP3.com’s financial results and stock price could be severely and perhaps irreversibly harmed, and we may not be suitable for acquisition by any other potential business partners.

If The Merger With Vivendi Universal Does Not Occur, We May Not Be Able To Obtain Additional Capital To Fund Our Operations When Needed.

If the Merger with Vivendi Universal does not occur, and if our capital requirements or revenue vary materially from our current plans or if unforeseen circumstances occur, we may require additional financing sooner than we anticipate. This financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. The financing may also dilute existing stockholders. If we cannot obtain adequate funds on acceptable terms, we may be unable to fund our capital requirements, take advantage of strategic opportunities, respond to competitive pressures and develop or enhance our products and services. Any of these failures would have a material adverse effect on our business, operations and financial condition.

Risks Related To Our Business Model

We Have A Limited Operating History That Makes An Evaluation Of Our Business Difficult.

MP3.com, Inc. was incorporated in March 1998. Due to our limited operating history, and due to the risks described in this report, it is difficult to evaluate our current business and prospects and accurately predict our future revenues or results of operations. This uncertainty may result in one or more future quarters where our financial results may fall below the expectation of analysts and investors. As a result, the trading price of our common stock may decline significantly. Operating results may vary depending on a number of factors, many of which are outside our control.

Our Business Model Is Not Typical Of Traditional, More Established Business Enterprises And May Not Generate Sufficient Revenues For Our Business To Survive.

Our model for conducting business and generating revenues is new and unproven and may evolve rapidly. Our business model depends upon our ability to generate revenue streams from multiple sources including:

•	web site advertising fees from third parties;

•	e-mail and electronic greeting cards;

•	online sales of CDs and music-related merchandise;

•	syndicated radio advertising revenues;

•	business music services revenues;

•	subscription channel revenues;

•	artist and consumer data;

•	label promotional activity fees;

•	My.MP3 subscription revenues; and

•	service and licensing fees from our technology infrastructure.

Our historical revenue sources and our projected revenue sources have changed as our business has evolved, and our revenue sources may change significantly in the future. Because our business may continue to evolve rapidly, the above sources of revenues, including those derived from our My.MP3 and other MSP-related services in development, may change, or increase or decrease in importance.

It is uncertain whether a music-based web site that relies on attracting people to learn about, listen to and download music, mostly from lesser-known artists, or a company that markets the technology and related services that drive the web site, can generate sufficient revenues to survive. We cannot assure you that our business model will succeed or will be sustainable as our business grows. In order for our business to be successful, we must not only develop services and products that directly generate revenue, but also provide content and services that attract consumers and businesses to our web site frequently. We will need to develop new offerings as consumer and business preferences change and new competitors emerge. We cannot assure you that we will be able to provide consumers with an acceptable blend of products, services, and informational and community offerings that will attract consumers and businesses to our web site frequently. We provide many of our products and services without charge, and we may not be able to generate sufficient revenue to pay for these products and services. Moreover, for those services that we provide for a fee, we may not generate sufficient revenue to offset the loss of advertising revenue on those services, or to cover the cost of the royalties that we must pay to content providers. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable.

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

Also, in connection with the launch of our upgraded My.MP3 service in 2000 and the subsequent litigation proceedings involving My.MP3, we entered into several license agreements with major recording companies covering the use of certain master recordings in My.MP3. These license agreements provide for payment of a one-time fee each time a licensor’s recording is added to a separate My.MP3 account. These licenses also provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from or in connection with the My.MP3 service or (ii) a specified amount accrued each time a licensor’s recording is streamed from My.MP3. Similarly, we entered into an agreement with the National Music Publishers’ Association, Inc. and its licensing subsidiary, The Harry Fox Agency, Inc., or HFA, covering the use of certain musical compositions in My.MP3. The terms of this license with HFA call for a payment of one-quarter cent each time a song is streamed on demand to a customer from his or her My.MP3 locker, along with a one-time fee per track added to the My.MP3 service. Some of our master recording and musical composition licenses required us to make advance payments toward royalties earned under the respective license, and we may be required to make similar payments in the future. We cannot assure you that such advance payments will be fully recouped over the term of the relevant licenses, if ever, nor can we assure you that we will be able to generate revenues from the My.MP3 service in a manner sufficient to cover our ongoing royalty obligations under our various license agreements. If the revenues generated by the My.MP3 service are not sufficient to offset our ongoing royalty obligations, our business may be harmed substantially. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable. Also, in the event we are unable to fully recoup any advance payments made under our various license agreements, we may be required to write-off a significant portion of the prepaid amounts. This may result in one or more future quarters where our financial results may fall below the expectation of analysts and investors. As a result, the trading price of our common stock may decline significantly.

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

In July 1999, we entered into an advertising, promotion and marketing agreement with MPG. This agreement was amended effective September 2000. As amended, the agreement provides for a significant scheduled decrease in advertising commitments over the next two years, which we may not be able to make up in revenue from other sources. For the quarter ended June 30, 2001, 85.5% of our revenues came from sales of our advertising, promotion and marketing services under this agreement. We anticipate that if we do not develop significant alternative revenue sources, a substantial portion of our revenues for the next year will come from sales under this agreement. Further, MPG’s quarterly advertising commitments are scheduled to decline after December 2001, from approximately $12 million during the fourth quarter of 2001 to approximately $6 million in the first quarter of 2002. Moreover, after December 2002, MPG’s quarterly commitments are scheduled to sharply decrease again, to only 2% or less of the scheduled quarterly commitment for the first quarter of 2001.

MPG is under no obligation to renew its relationship with us after the current agreement terminates at the end of December 2004 or to increase its advertising commitments with us when they significantly decrease under the agreement at the end of December 2001. If MPG does not increase its advertising commitments with us when they significantly decrease under the agreement at the end of December 2001 or renew its relationship with us after termination of the current agreement at the end of December 2004, and we do not gain alternative revenue sources, our revenues or growth rate will decline. In addition, if the parties agree to terminate or to substantially modify the agreement prior to its scheduled termination, our revenues, growth rate and stock price may drop dramatically. We may not be able to develop enough additional revenue to offset the loss of revenues that is scheduled to take place under the MPG agreement, or that would result in the absence, or the significant modification, of our agreement with MPG. Moreover, the other revenue sources we may develop will be sufficient to maintain our past rate of revenue growth. If any of the aforementioned risks cause our revenues or our revenue growth rate to be substantially reduced, we may not have sufficient revenues to support our business, we may never become profitable and the market price of our stock may fall.

We Face Tremendous Competition For Online Users Of File-Sharing Applications And Web Sites.

There are a number of so-called “file-sharing” applications and web sites which allow users to “swap” music files online such as Napster, Freenet, Napigator and Gnutella. Although the legality of such applications is currently in question, these applications at various times boasted large numbers of online users which far exceed our current user base. The alleged popularity of these applications and web sites may continue indefinitely whether or not such applications and/or web sites may be deemed illegal in certain jurisdictions. Moreover, in November 2000, Napster Inc. entered into a partnership with Bertelsmann AG to potentially develop a record industry-friendly version of its file-sharing application. The success of these relationships and the continued development and proliferation of file-sharing applications in general may result in a decrease in the number of people that turn to our company to obtain and listen to music, and may harm our overall business.

Our My.MP3 Licenses Could Result In Operational Complexity That May Divert Resources Or Make Our Business More Expensive To Conduct.

The large number of licenses which we have to maintain creates operational difficulties in connection with tracking the rights that we have acquired and the royalty payments that we must pay. For example, we have modified the My.MP3 service so that individual tracks are made available only if they are covered by one of our master recording and musical composition licenses. We are largely dependent on third party information when determining whether a track is covered by a license. Third parties erroneously may indicate themselves as the appropriate rights holder with respect to a particular track, or we may misinterpret data sent to us by our numerous licensors. As a result, we may inadvertently activate a track in the My.MP3 service that is not covered by one of our licenses, and accordingly may face litigation related to that track. In addition, our licensing agreements typically allow the third party to audit our royalty tracking and payment mechanisms to ensure that we are accurately reporting and paying the royalties owed. If we are unable to accurately track the numerous parties that we must pay in connection with each delivery of a musical work and deliver the appropriate payment in a timely fashion, we may risk termination of certain licenses.

We May Encounter Problems With Our Copyright Licenses, Which May Negatively Impact Our Ability To Provide Our Services.

We have significant licensing arrangements with major record labels and music publishers that were only recently entered into, and were structured in the context of litigation settlements or judgments rather than in the pursuit of mutual business objectives on an arms-length basis. As a result, we may face problems trying to run our business under these agreements, which may have terms that are less favorable to us than would have been the case had they been negotiated outside of the litigation context. Our ability to utilize, for example, recordings from recording companies in the My.MP3 service could be materially and adversely affected by current litigation and future settlements, and also be difficulties involved with operating under our existing settlement and licensing arrangements. Over time, we will be forced to periodically renew these licenses in order to continue to provide our My.MP3 service. When the current licenses expire, we may not be able to secure renewals of these licenses on favorable terms, or at all, and the other parties may demand greater royalties as a condition of renewal. Also, we may encounter further disputes with the other parties to these licenses as they are performed because they may contain provisions that are difficult to implement, create disagreement or are economically unattractive when applied in the regular course of operating our business.

The United States Music Industry Is Extremely Litigious; We May Continue To Be Engaged In Litigation Even After All Copyright Issues Related To The My.MP3 Service Are Resolved. Expenses Related to This Ongoing Litigation Could Severely Impact Our Financial Condition, And Could Also Result In The Discontinuation Or Interruption Of Services To Our Consumers.

The music industry in the United States is generally regarded as extremely litigious in nature compared to other industries. As a result, in the future we may be engaged in litigation with others in the music industry, including those entities with whom we have ongoing license arrangements. For example, some of the major recording companies that settled their portion of the UMG case with us have asserted in writing that they believe the amount paid by MP3.com to UMG in satisfaction of the Court’s judgment, together with the concurrent issuance of warrants to UMG, triggered additional payments to them under the “most favored nations” clauses in their settlement agreement with MP3.com. Although we do not believe they are entitled to any such additional payments, we cannot assure you that we will be successful in ultimately concluding this matter in an amicable fashion, or defending any resulting lawsuit. As a result, we may be forced to defend one or more lawsuits on this and other issues in the future, and in fact may be involved in a number of litigation proceedings with the same group of related plaintiffs. These lawsuits could harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general. We have not recorded any charge related to claims for additional “most favored nations” payments as of June 30, 2001.

Because Our My.MP3 Licenses Cover Limited Geographic Regions, We May Encounter Copyright Problems Outside The Licensed Territory, Which May Negatively Impact Our Ability To Provide Our Services.

Our My.MP3 licenses are geographically limited in scope and do not authorize us, by their own terms, to provide our My.MP3 and certain other MSP-related services on a worldwide basis. We attempt to restrict persons located outside the licensed territories from accessing restricted content within the My.MP3 service. However, because the Internet cannot be constrained by any geographic limitations, we are unable to ensure with any certainty that individuals outside the territory will not be able to access restricted content. As a result, we may face copyright litigation in countries outside the licensed territories stemming from the ability of foreign users to access restricted content with the My.MP3 service. We cannot assure you that we would be successful in ultimately defending any of these lawsuits, and we may be required to pay license fees or damages as a result of any such litigation, or we may have to significantly limit or terminate the My.MP3 service. If successful, any one of these lawsuits could seriously harm our business by forcing us to cease providing services to our consumers or requiring us to pay monetary damages. Even if unsuccessful, these lawsuits still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

We Are Competing In A New Market Which May Not Develop Or Where We May Fail To Gain Market Acceptance For Our Products And Services.

The market for online music promotion and distribution is new and rapidly evolving. As a result, demand and market acceptance for our products and services expose us to a high degree of uncertainty and risk. We have historically and are now largely attempting to capitalize on a talent pool of artists not currently served by the traditional recording industry. We cannot assure you that consumers will continue to be interested in listening to or purchasing music from our artists or that the traditional music industry will not successfully serve these artists in the future. If this new market fails to develop, develops more slowly than expected or becomes saturated with competitors, or our products and services do not achieve or sustain market acceptance, our business could be harmed. We believe the future popularity of downloadable digital music will depend, in part, on the availability of portable devices to store and replay this music. In addition, we are attempting to develop new features and services for our consumers based on our My.MP3 and other MSP-related services to allow consumers additional ways to access, manage and listen to their music on any web-enabled device or application. These efforts may not be successful and may meet significant consumer and industry resistance. To the extent that consumer acceptance or distribution of these portable devices and/or MSP services is delayed or these devices or services are not available at affordable prices, our market and thus a portion of our revenues may not grow at a sufficient pace and our business could ultimately be harmed.

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

For example, Sony Music Entertainment and Universal Music Group, two of the world’s largest music companies, recently announced the roll-out of a new subscription service, called Duet (d/b/a “Pressplay”), on the Internet portal Yahoo!. In addition, Warner Music Group, BMG Entertainment and EMI Recorded Music, the other three major music companies, announced the formation of a similar service, called MusicNet, offered through America Online and elsewhere. Both services are expected to offer music for downloading and streaming for a monthly fee. There is also the possibility that one combined service would offer music from all five of these music companies. In addition, MTVi Group, a music entertainment company, and web site operator RioPort.com announced that they will offer paid music downloads by song from all five major music companies.

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

Although our business model contemplates multiple sources of revenue, we anticipate that in the foreseeable future we will depend substantially on revenue from advertising. During the quarter ended June 30, 2001, revenue from advertising accounted for 85.5% of our total net revenues, an increase of approximately 4.3% from the comparable quarter one year ago. We currently depend on a small group of customers for our revenue from advertising. During the second quarter of 2001, one customer accounted for approximately 64.2% of net revenues, and our top ten customers accounted for approximately 78.0% of net revenues. We expect that most of our revenues will continue to be derived from third party advertising agreements. If any of our significant customers were to leave us, our business could be harmed. Similarly, our revenues may also be adversely affected by the future insolvency of individual major customers or multiple other customers within the volatile Internet and technology industries. If we do not increase our revenues from online advertising, our business may not grow or survive. Increasing our revenues from online advertising depends largely on our ability to:

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

Our failure to achieve these objectives could reduce our revenues from online advertising and ultimately prevent us from generating the revenues we expect.

The Market For Online Advertising Is Currently Undergoing An Industry-Wide Decline In Prices, Usage And Perceived Desirability Which May Cripple Our Ability To Generate Revenue.

Standard industry-wide rates for online advertising have declined during the past year, and many advertising customers are using the Internet less for advertising, as well as demanding lower rates per advertisement. Our revenues depend heavily on online advertising and our company may not be able to survive a sustained continuation of this industry-wide decline in prices and the decreased desirability of online advertising in general. There has also been a decline in the number of viable “dot-com” businesses and technology companies in general, and the private and public equity markets on which those companies previously relied for capital have become increasingly unreceptive. As a result, even those companies that remain viable can be expected to continue to spend less on advertising in the future, which may make it increasingly difficult for us to meet existing revenue expectations.

Many Of Our New Business Initiatives Are Untested And May Not Be Successful. Our Syndicated Radio, Business Music Services Or Infrastructure Licensing Initiatives May Not Succeed Due To Technological Challenges, Intense Competition And The Type Of Music That We Deliver.

During 2000 and the first half of 2001, we launched several new business initiatives, which are untested and may not be successful. We expect to launch new initiatives in the future, such as label marketing and promotion, which will be similarly challenging. Several of these initiatives are based on a subscription model, which may not successfully generate revenue. We also may not successfully extend our business to serve personal Internet devices or new international regions. These new initiatives require significant investment of resources and time that could strain our resources beyond capacity. We may never realize benefits sufficient to offset such investment.

For example, we hope to grow our syndicated radio and business music services divisions into significant revenue-generating components of our business. However, our ability to syndicate and sell content to radio businesses or provide a comprehensive music solution to retail and other business establishments may be significantly limited by existing competition, which can be intense, from current content providers in these industries. The business music industry is currently served by competitors who have a substantially longer track record and operating history, have established distribution channels and production facilities, and are able to provide music by well-known artists. These companies include Muzak LLC, AEI Music Network, Inc., Music Choice, Play Network Inc., and DMX Music, Inc., as well as Internet-driven competitors such as American Music Environments, Inc. We may not be able to compete with these companies effectively. In addition, our ability to deliver music to business establishments is dependent upon each location of the business having a fast, reliable connection to the Internet. Most retail establishments connect to the Internet through a standard telephone line using a dial-up connection and a modem. This type of connection may not be able to support the implementation of our business music delivery platform in many businesses. Also, we may encounter resistance from both radio stations and retail business establishments to utilizing our content because we feature content from lesser-known artists that is usually available for free streaming or download on our web site. In addition, most of the potential customers for our business music services already have entered into long term contracts with other providers that are not easily terminated. This is likely to result in extremely long sales cycles, which may negatively impact our ability to attract and sell our business music services. These divisions may not be able to attract a sufficient number of customers in order to be significant sources of revenues, and we may never realize the revenue levels that we have projected for this services. As a result, the financial performance of our company may be harmed.

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

Since our inception in March of 1998 until recently, we have experienced extended periods of rapid expansion in our web site traffic, personnel, facilities and infrastructure. For example, our employees increased from eight on December 31, 1998, to 274 on December 31, 1999, to 308 on December 31, 2000, but decreased slightly to 294 on June 30, 2001. Further expansion may be required to address potential growth in our artist and consumer bases, the breadth of our product and service offerings, and other opportunities. Our expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

Our business will depend on the ability of our artists and consumers to continue to upload and download mp3 and other music files, as well as to conduct commercial transactions with us, without significant delays or aggravation that may be associated with decreased availability of Internet bandwidth and access to our web site. Our penetration of a broader consumer market will depend, in part, on continued proliferation of high speed Internet access. Even compressed in mp3 format, a typical three minute song file can occupy more than three megabytes of storage space. This file could take as much as two minutes to download over an xDSL or cable modem compared to 10 to 20 minutes over a conventional 56Kbps modem. Because the Internet is likely to continue to experience significant growth in the numbers of users and amount of traffic, the Internet infrastructure may be unable to support the demands placed on it. In addition, increased users or bandwidth requirements may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable commercial marketplace for the products or services that we offer.

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

Currently, substantially all of the music that we deliver is delivered to consumers on their personal computers, because relatively few alternative devices are available that have the capability to receive and use digitally distributed music. In order for our business to be successful, third parties must design and manufacture such alternative devices, including automobile, portable and home-based Internet radios, personal digital assistants and mobile phones that are compatible with the technology that we use to deliver music. We cannot guarantee that such devices will ever become available or that they will be purchased by consumers. If they are not manufactured and purchased, we will not be able to operate as an MSP as we have described in this report and elsewhere, and our revenues and stock price may fall.

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

We Expect Net Losses In The Future And May Never Achieve Profitability, Which May Cause Our Stock Price To Fall.

In 2000 and during the six months ended June 30, 2001, we had a net loss of approximately $279.5 million and $57.7 million, respectively. We expect substantial net losses and negative cash flow for the foreseeable future. We believe it is critical to our long term success that we continue to develop MP3.com brand awareness and loyalty through marketing and promotion, expand our artist and consumer networks, develop our online content and expand the commercial application of our other services. Our operating expenses may continue to increase significantly during the next several years, especially in sales and marketing and product development. We may also incur significant litigation and settlement expenses, as we did in 2000 and in the first half of 2001, due to our pending litigation and any other lawsuits that may arise. With increased expenses, we will need to generate significant additional revenues to achieve profitability, especially in light of the dramatic scheduled reduction in revenues from our agreement with MPG, discussed elsewhere. As a result, we may never achieve or sustain profitability and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Unless We Obtain Additional Financing, We May Not Be Able To Meet Our Strategic Business Objectives.

Our available cash and equivalents are expected to be sufficient to meet our cash requirements for at least the next 12 months, even taking into account certain litigation settlement payments that may be required in connection with claims related to our My.MP3 service to the extent we have accrued such amounts as of June 30, 2001. However, we may need to raise additional funds in order to:

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

We cannot assure you that additional financing will be available on terms favorable to us, or at all. In particular, potential investors or lenders may be deterred from financing our company given its past, current and potential litigation and other legal challenges, or may demand terms unfavorable to us as conditions to investment or funding. If adequate funds are not available or are not available on acceptable terms, our ability to satisfy litigation awards or settlement, obtain additional music licenses, fund possible expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, and these securities may have rights, preferences or privileges senior to those of our stockholders.

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

We have made investments in and other business arrangements with companies that have experienced financial and operational difficulties, including bankruptcy, which could impair the overall value and potential value of these investments and arrangements. This could, in turn, negatively impact our business operations, financial accounting results and stock price. During the year ended December 31, 2000 and six months ended June 30, 2001, we recorded expenses related to the impairment of our strategic investments equal to $50,736,000 and $1,200,000, respectively. We may have to record additional impairment expenses in future quarters, and there can be no assurance that we will ever benefit from these investments.

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

As of June 30, 2001, holders of up to 17,088,152 shares of our common stock, as well as holders of warrants to purchase up to 5,400,000 shares of common stock, have certain registration rights. If such holders, by exercising either their registration rights or their rights under Rule 144 or Rule 701, cause a large number of securities to be registered and/or sold in the public market, such sales could have an adverse effect on the market price for our common stock. If we were to include in a company-initiated registration shares held by such holders pursuant to the exercise of their registration rights, such sales may have an adverse effect on our ability to raise needed capital. Additionally, we are required to issue 2.5 million shares of MP3.com common stock in connection with the Stipulations, a portion of which was issued to plaintiffs’ counsels on July 31, 2001. These shares, when issued, must be freely tradable securities without restrictions. However, if the Merger is not consummated, the remaining shares will not be issued until at least March 2002.

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

We plan to use consumer data to expand, refine and target our marketing and sales efforts. We collect most of our data from users who report information to us as they conduct transactions on our web site. If a large proportion of users impede our ability to collect data or if they falsify data, our marketing and sales efforts would be less effective because advertisers generally require detailed demographic data on their target audiences. In addition, laws relating to privacy and the use of the Internet to collect personal information, including strict laws relating to collecting information from children, could limit our ability to collect data and utilize our database. Failure to collect accurate and useful data could result in a substantial reduction in advertising revenues, which represented approximately 81.4% of our total revenues during 2000 and approximately 85.5% for the six months ended June 30, 2001. Because we use e-mail for direct marketing, any legislative or consumer efforts to regulate unsolicited bulk e-mails, commonly referred to as “spam,” as well as other laws regulating the use of e-mail, could significantly impair our sales and marketing efforts and our associated advertising revenue.

Risks Related To Operations

Our International Operations Involve Numerous Risks That Could Harm Our Business.

We currently operate a small branch office in London, England, through which we manage our European operations and attempt to market and sell our services in several other countries. Our artists resided in approximately 200 countries as of June 30, 2001, and customers visit our web site from all over the world. We have also entered into relationships with third parties outside of the U.S., in particular Japan, to assist with our penetration of foreign markets.

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

We Must Continue To Upgrade Our Technology Infrastructure, Or We Will Be Unable To Effectively Meet Demand On Our Web Site.

During the second quarter of 2001, approximately 672 gigabytes of musical content, 14,000 artists and 127,000 songs and audio files were added to our web site. We must continue to add hardware and enhance software to accommodate the increased content and continued use of our web site. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our web site may become unstable and may fail to operate for unknown periods of time. Unscheduled downtime could harm our business and also could discourage users of our web site and reduce future revenues.

Our Data Warehousing And Web Server Systems May Stop Working Or Work Improperly Due To Natural Disasters, Failure Of Third-Party Services, Rolling Blackouts And Other Unexpected Problems.

Because our data warehousing, web server and network facilities are all located in California, an earthquake or other natural disaster could affect all of our facilities simultaneously. An unexpected event like a power or telecommunications failure, fire, flood or earthquake at our on-site data warehousing facility or at either of our three Internet service providers’ facilities could cause the loss of critical data and prevent us from offering our services to artists and consumers. In addition, California utility companies are currently experiencing a financial crisis which have led to “brownouts,” “rolling blackouts” and other disruptions of power services to consumers. These losses of power could continue or worsen due to circumstances out of our control and adversely affect our business or shut down our web site and other operations entirely. Our business interruption insurance may not adequately compensate us for any losses that may occur, and our web site may suffer irreparable harm in the eyes of consumers and artists. In addition, we rely on third parties to securely store our archived data, house our web server and network systems, and connect us to the Internet. A failure by any of these third parties to provide these services satisfactorily would impair our ability to access archives and operate our web site.

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

The Child Online Privacy Protection Act (or “COPPA”) and the Child Online Protection Act (or “COPA”) were enacted in October 1998. COPPA imposes civil and criminal penalties on persons distributing material harmful to minors over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly collect and disclose personal information from such minors. COPA, on the other hand, attempted to regulate online content considered “harmful to minors” prior to being ruled unconstitutional by the Federal Court of Appeals for the Third Circuit in 2000. In May 2001, the U.S. Supreme Court agreed to review the case and has not yet made its ruling. The manner in which COPPA and/or COPA may be interpreted and enforced cannot be fully determined, and future legislation similar to COPPA and/or COPA could subject us to potential liability, which in turn could harm our business. Such laws could also damage the growth of the Internet generally and decrease the demand for our products and services.

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

Because of this rapidly evolving and uncertain regulatory environment, both domestically and internationally, we cannot predict how these laws and regulations may affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain a portfolio of cash equivalents in a variety of securities, including U.S. government agencies, commercial paper, and money market funds. As of June 30, 2001, 100% of our total portfolio matures in one year or less.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at June 30, 2001. The following table presents the fair value balances of our cash equivalents that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 2001 (dollars in thousands):

2001

Cash and cash equivalents	$76,805

Average interest rates	3.811%

Strategic Portfolio Liquidity Risk

We have made strategic investments in certain privately-held companies. As of June 30, 2001, these investments had a net book value of approximately $10,200,000. Because these companies are not publicly traded, it may be very difficult for us to liquidate or sell all or part of our ownership interest in one or all of these companies. In the event we are able to sell all or part of our ownership interest, we may need to do so at a substantial discount from our cost or recorded basis. Additionally, it may be very difficult for these companies to obtain additional capital, if necessary, to continue to operate. If one or all of these companies are unable to obtain necessary capital to continue their operations, they may file for bankruptcy or be forced into bankruptcy by their creditors. This could further impair our ability to sell or liquidate our ownership interest, which could result in a significant charge to income for impairment of these strategic investments.

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

As a result of these settlements, the Major Label Lawsuit was limited to a dispute with UMG Recordings, Inc., which represented two of the original plaintiffs. A trial in the case was held from August 28 through September 6, 2000 on the issues of willfulness and damages. After hearing evidence, the court ruled on September 6, 2000 that MP3.com had willfully infringed UMG’s copyrights and awarded damages to UMG in an amount of $25,000 per CD. The Court then scheduled a period to allow MP3.com to conduct discovery concerning the certificates of registration for which plaintiffs sought damages. On November 16,2000, UMG made a motion for entry of judgment in the amount of $53,400,000 in statutory damages, costs, and attorneys’ fees, which MP3.com did not oppose. As a result, a judgment in that amount was entered.

MP3.com has also entered into a license agreement with UMG. Subject to certain affirmative obligations of MP3.com and other terms and conditions regarding the implementation of the My.MP3 service, MP3.com is permitted to utilize the recordings owned by Warner Music Group, BMG Entertainment, Sony Music, EMI, and UMG as part of the My.MP3 service. The license agreements have terms of approximately three to ten years, and provide for payment of a one-time fee each time a licensor’s recording is added to a separate My.MP3 account. These licenses also provide for on-going royalty payments based on the greater of (i) a specified percentage of net revenues generated from or in connection with the My.MP3 service or (ii) a specified amount accrued each time a licensor’s recording is streamed from My.MP3. Although MP3.com has obtained license agreements permitting the use of recordings from BMG Entertainment, Warner Music Group, Sony Music, UMG, EMI, and certain other independent labels, there can be no guarantee that MP3.com will be able to secure similar license agreements from any other recording company.

Other Record Label Lawsuits. Over the course of 2000 and 2001, some other entities filed lawsuits against MP3.com based on the same set of allegations as the Major Label Lawsuit. These include: Tee Vee Toons, Inc.; Zomba Recording Corp. (the “Zomba case”); Koch Entertainment and Velvel Records LLC (the “Koch case”); EMusic.com, Inc., Fuel 2000 Records, Spinart, Inc., Gig Records, Fearless Records, and Invisible Records (the “EMusic case”); and Unity Entertainment Corporation (the “Unity” case). Additionally, several independent labels have sent MP3.com demand letters alleging similar claims.

A jury trial in the Tee Vee Toons case commenced on March 26, 2001. Prior to trial, in reliance on the Court’s rulings in the Major Label Lawsuit, the issues of infringement, fair use, and willfulness were adjudicated against MP3.com. As a result, the jury trial was limited to the issue of damages. The trial concluded on April 6, 2001. The jury considered 145 copyright certificates and returned a verdict which the Court tabulated as totaling $292,968. Subsequently, two jurors contacted the Court to inform it that the verdict decided upon by the jurors contained discrepancies. The Court interviewed all the jurors and set a briefing schedule on the issue of the jury’s verdict. On June 19, 2001, the Court declared a mistrial, and set a new trial date of November 5, 2001. On June 26, 2001, MP3.com filed a motion to certify the ruling to the Court of Appeals pursuant to 28 U.S.C. sec. 1292(b). Tee Vee Toons’ response papers were filed on June 29, 2001. The Court denied the motion on July 27, 2001.

Discovery in the Zomba case closed June 4, 2001. The final pre-trial conference is scheduled for August 10, 2001, and the case is set for trial on September 5, 2001. Like the Tee Vee Toons case, the trial in the Zomba case will be limited to only the issue of damages. The Koch case has been settled and the case is now closed. The complaint in the EMusic case was filed on December 14, 2000. MP3.com’s response to the complaint was filed on February 8, 2001. On June 20, 2001, MP3.com and EMusic filed a stipulation of dismissal of their claims against each other without prejudice. The dismissal was entered by the Court on June 21, 2001. Plaintiffs’ counsel’s motion to withdraw as counsel to the remaining plaintiffs was granted on July 23, 2001. On August 7, 2001, the Court will hear MP3.com’s motion to dismiss the case. The Unity case, which purports to be brought on behalf of Unity, an independent record company whose works were allegedly used in the My.MP3 service, and all other similarly situated entities or individuals, was filed on November 7, 2000. MP3.com answered the Complaint on January 16, 2001. On April 16, 2001, the Court entered an order denying plaintiffs’ motion for class certification without prejudice to a renewal of the motion within 45 days. Unity did not renew its motion within the 45 day deadline. Thus, the case may proceed as an individual action only based on the Unity sound recordings allegedly infringed by MP3.com.

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

The three-year licensing arrangement provided that MP3.com would pay up to $30,000,000 to HFA for the benefit of up to 25,000 music publishers and their songwriter partners, to be allocated to two equal funds. One fund was used to pay HFA publisher-principals for past uses of music on the My.MP3 service, in exchange for a release from HFA publisher-principals and their affiliated entities of all claims related to those asserted in the MPL/ Peer case and the use of their compositions on the My.MP3 service. The other fund provides advance payments toward royalties earned under the prospective license. The terms of the prospective license call for a payment of one-quarter cent each time a song is streamed on demand to a customer from his or her My.MP3 locker, along with a one-time fee per track added to the My.MP3 service. The preliminary agreement with HFA was finalized on February 28, 2001. Approximately 78% of the publisher-principals HFA represents accepted and are bound by the settlement agreement and approximately 90% accepted and are bound by the licensing agreement. In April 2001, HFA refunded to MP3.com approximately $4,600,000 pursuant to the agreement, representing approximately $3,200,000 and $1,400,000 for the proportion of HFA publisher-principals that did not settle or license content to MP3.com, respectively.

Zomba Enterprises, Inc. has filed its own music publishing case against MP3.com making allegations like those set forth in the MPL/ Peer case. The case is set for trial on September 5, 2001. In the second quarter of

2001, similar publisher lawsuits were filed by Randy Newman, Tom Waits, and Ann and Nancy Wilson (the “Newman case”) and Major Bob Music, Inc., Rio Bravo Music, Inc., Castle Bound Music Inc., Dream Catcher Music, Inc., and Moon Catcher Music, Inc. (the “Major Bob case”). The Newman case was filed on May 7, 2001 in the United States District Court for the Central District of California. MP3.com filed its answer to the complaint on June 15, 2001. The Major Bob case was filed on May 14, 2001. MP3.com filed its answer to the complaint on June 28, 2001. Additionally, several other publishers, not affiliated with HFA, have sent MP3.com demand letters alleging similar claims. In view of the Court’s rulings in the Tee Vee Toons and Zomba cases, there is a substantial risk that the issues of infringement, fair use, and willfulness may be adjudicated against MP3.com in any and all publisher cases. This would mean that MP3.com would only be able to litigate the issue of damages.

Artists’ Class Action. On April 12, 2000, several artists filed a class action lawsuit in the United States District Court for the Southern District of New York against MP3.com and several major recording companies that claimed to own copyrights in sound recordings featuring the artists. The complaint alleged that the recording company defendants in the Major Label Lawsuit claimed rights in plaintiffs’ recordings that they did not possess. In particular, the complaint alleged that the recording company defendants did not possess any copyright protections with respect to plaintiffs’ pre-1972 published and pre-1978 unpublished recordings, did not possess the right to digitally transmit plaintiffs’ pre-1996 recordings over the Internet, and did not possess the right to control the conversion of plaintiffs’ recordings into mp3 files. The complaint further alleged that MP3.com has used the names and likenesses of plaintiffs without their consent or authorization and in a deceptive manner, in violation of the federal Lanham Act, the New York Civil Rights Law, and unspecified unfair competition and misappropriation laws. In their prayer for relief, plaintiffs asked to have their class action certified, to be awarded unspecified damages and attorneys’ fees, to have the defendants enjoined from using plaintiffs’ names and likenesses to promote downloading music over the Internet, and to receive declaratory relief regarding plaintiffs’ rights in their pre- and post-1972 recordings. On August 28, 2000, the Court issued an oral ruling dismissing all claims against MP3.com. On December 7, 2000, judgment was entered dismissing, with prejudice, the federal claims against the defendants. All state claims were dismissed for lack of an independently sufficient jurisdictional basis. Plaintiffs filed a Notice of Appeal on January 5, 2001. Briefing on the appeal concluded June 11, 2001. Oral argument on the appeal has not yet been scheduled but is anticipated to occur after October 21, 2001.

Copyright Settlement Discussions; Charge to Operations. MP3.com has pursued and continues to actively pursue settlement discussions with the various plaintiffs and claimants in the cases and disputes discussed above. The decision whether to enter into settlement and/or license agreements with each party will be based upon a number of factors related to both the lawsuits and MP3.com’s business in general. MP3.com cannot guarantee that it will be able to enter into any additional settlement agreements on terms favorable to MP3.com, if at all, or that any settlement or license agreement will prove beneficial to its business or stockholders. During the year ended December 31, 2000, MP3.com recorded a charge for litigation and copyright matters of $170,000,000. The charge for litigation and copyright matters represented its estimate of the total costs to be incurred only in connection with the resolution of the various litigation and copyright matters associated with the My.MP3 service, including the lawsuits filed by major recording companies and other parties. Copyright issues associated with the My.MP3 service also include but are not limited to publishing rights, non-major label content, and legal and advisory fees. This charge did not reflect or include any amounts paid or payable in connection with forward-looking licenses to use music recordings or compositions in connection with the My.MP3 service. This charge reflects management’s expectations as of the date of this filing, and is based on currently available information as well as significant assumptions made by management regarding the various litigation and copyright matters. Cash payments for the settlements and judgments discussed above and other payments have reduced the cumulative amount reserved as a result of this charge to $41,328,000 as of June 30, 2001. MP3.com cannot guarantee that future events or results will conform to its expectations or assumptions regarding the various litigation and copyright matters. If these expectations and significant assumptions prove to be erroneous in light of future events, the actual amounts incurred by MP3.com to resolve all copyright matters related to the My.MP3 service could be materially different than those recorded as of June 30, 2001, and could far exceed the resources and market capitalization of MP3.com.

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

MP3.com and the representatives of the various plaintiffs for both the class action lawsuits and derivative lawsuit executed Stipulations of Settlement dated as of March 20, 2001 (the “Stipulations”). Under the terms of the Stipulations, the defendants, while continuing to deny all liability, have paid into an escrow account $35,000,000 and agreed to issue 2.5 million shares of MP3.com common stock which MP3.com valued at $5,391,000, in exchange for complete dismissals and releases of all claims with prejudice. The escrow amount and the 2.5 million shares of common stock will be governed by the Stipulations. The distribution of the escrow amount and the 2.5 million shares will not occur prior to March 31, 2002, except under certain circumstances, including the sale or other acquisition of MP3.com prior to the distribution of the 2.5 million shares of common stock, in which case the stock will be treated equally with all other outstanding shares of MP3.com common stock. In addition, under the Stipulations, MP3.com agreed to institute certain corporate governance enhancements. On June 29, 2001, the State Superior Court issued final approval of the settlement of the derivative cases. The Federal District Court entered final approval of the settlement of the class action on July 16, 2001. As part of the settlement agreement, counsel for the plaintiffs are to receive 27.5% of the total settlement fund. Plaintiffs’ counsel’s portion of the 2.5 million shares was issued to plaintiffs’ counsel on July 31, 2001.

Charge Related to Class Action and Derivative Lawsuits. In light of the settlements of the class action and derivative lawsuits, MP3.com has recorded a charge of $41,428,000 during the three months ended March 31, 2001. The charge includes the cash paid into the escrow account, the value of the 2.5 million shares of common stock to be issued, and an estimate of its defense and legal advisory costs. While the charge of $41,428,000 excludes any potential recovery from its insurance carriers, MP3.com is seeking to recover from its carriers the full amount of the settlement together with its legal expenses. National Union has agreed to pay its policy limit of $5,000,000 towards the securities case, but such amount has not yet been paid. Prior to receiving payment from National Union, MP3.com is required to provide certain releases. Currently, MP3.com is reviewing those releases. If MP3.com receives insurance proceeds, MP3.com will record the recovery as a gain in the statement of operations caption “Charge related to class action and derivative lawsuits.”

In May 2001, in light of the pending transaction with Vivendi Universal, MP3.com finalized its negotiations with its lead defense counsel pursuant to the terms of the fee agreement and agreed to pay an additional $5,000,000 in fees. As MP3.com’s lead counsel also provided various legal services and advice to MP3.com on matters other than the shareholder class action and derivative lawsuits, including but not limited to the copyright matters, insurance recovery, and the pending merger of MP3.com with Vivendi Universal, MP3.com has allocated and charged to expense the additional fee during the three months ended June 30, 2001 as follows: (i) $3,270,000 to charges related to class action and derivative lawsuits, (ii) $1,402,000 to costs related to acquisition activities, and (iii) $328,000 to reserve for litigation and copyright matters.

IPO Allocation Cases.

During May and June 2001, MP3.com and certain of its current and former directors and officers were named defendants in seven similar class actions pending in federal district court in the Southern District of New

York. The complaints allege that the prospectus and registration statement in MP3.com’s initial public offering contained materially false and misleading statements related to underwriting fees, commissions and other economic benefits connected with the offering, including alleged tie-in arrangements between the underwriters and their customers. The complaints allege causes of action under Sections 11, 12(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. Similar cases have been filed against a number of other companies and their underwriters. There has been no activity in any of these cases to date.

Other Litigation

MP3.com is also involved in other legal matters and claims of various types, and from time to time MP3.com may also be involved in litigation relating to claims arising out of its operations in the normal course of business.

In particular, the music industry in the United States is generally regarded as extremely litigious in nature compared to other industries. As a result, in the future MP3.com may be engaged in litigation with others in the music industry, including those entities with whom MP3.com has ongoing license arrangements. For example, some of the major recording companies that settled their portion of the Major Label Lawsuit with MP3.com have asserted in writing that they believe the amount paid by MP3.com to UMG in satisfaction of the Court’s judgment, together with the concurrent issuance of warrants to UMG, triggered additional payments to them under the “most favored nations” clause in their settlement agreement with MP3.com. Although MP3.com does not believe they are entitled to any such additional payments, there can be no assurances that MP3.com will be successful in ultimately concluding this particular matter in an amicable fashion, or defending any resulting lawsuit. As a result, MP3.com may be forced to defend one or more lawsuits on this and other issues in the future, and in fact may be involved in a number of litigation proceedings with the same group of related plaintiffs. MP3.com has not recorded any charge related to any claims for additional “most favored nations” payments as of June 30, 2001.

There can be no assurances that MP3.com will be successful in ultimately defending any of these lawsuits, and MP3.com may be required to pay license fees or substantial damages, including statutory, punitive, or other damages that far exceed the resources and overall market capitalization of MP3.com, in which event MP3.com may have to significantly limit or terminate its business operations, particularly because its business is not yet profitable. At the rate of $25,000 per work (which is the per CD amount of statutory damages awarded by the court in the Major Label Lawsuit), MP3.com’s aggregate potential liability resulting from all of its copyright litigation proceedings could exceed one billion dollars. If successful, any one of these lawsuits could seriously harm its business by forcing MP3.com to cease providing services to its consumers or requiring MP3.com to pay monetary damages. Even if unsuccessful, these lawsuits still can harm MP3.com’s business severely by damaging its reputation, requiring MP3.com to incur legal costs, lowering its stock price and public demand for MP3.com stock, and diverting management’s attention away from MP3.com’s primary business activities in general.

Item 2. Changes in Securities and Uses of Proceeds

Changes in Securities

None.

Use of Proceeds

MP3.com’s registration statement (No. 333-78545) under the Securities Act for its initial public offering (the “Registration Statement”) was declared effective by the SEC on July 20, 1999. Offering proceeds, net of aggregate expenses of approximately $20.6 million, were approximately $360.4 million. As of June 30, 2001, MP3.com has used the net proceeds of $360.4 million as follows: approximately $83.7 million of the net offering proceeds for working capital paid directly or indirectly to third parties; approximately $9.1 million for the purchase or installation of machinery and equipment; approximately $12.0 million for the purchase of various strategic investments and issuance of a note receivable; approximately $94.9 million for the settlement of certain litigation and copyright matters; approximately $35.0 million for the settlement of derivative and shareholder lawsuits; approximately $40.1 million for prepaid multimedia content royalties; approximately $4.0 million for the acquisition of the remaining 53.5% of mp3radio.com; approximately $4.8 million for a loan to MP3.com’s chief executive officer; and approximately $76.8 million for the purchase of temporary investments in corporate commercial paper, U.S. government and agency notes, and money market funds. As of June 30, 2001, no payments had been made to directors, officers, or affiliates of MP3.com or owners of 10% or more of the outstanding shares of common stock of MP3.com, other than compensation payments to officers of MP3.com and the loan to MP3.com’s chief executive officer.

Item 4. Submission of Matters to a Vote of Security Holders

MP3.com’s Annual Meeting of Stockholders was held on May 31, 2001.

The following nominees were elected as directors, each to hold office until the 2004 Annual Meeting of Stockholders or until his successor is elected and qualified, by the vote set forth below:

Nominee	Affirmative	Negative/Abstaining

Mr. Lawrence F. Probst III	60,523,797	98,122

Mr. Robin D. Richards	60,521,194	100,725

The following directors’ term of office continued after the Annual Meeting: Thomas A. Heymann, Michael L. Robertson, Mark A. Stevens, Howard B. Wiener.

The selection of Ernst & Young LLP as independent auditors of MP3.com, Inc. for the fiscal year ending December 31, 2001 was ratified by the vote of the stockholders. There were 60,569,697 votes for the proposal, 32,595 votes against the proposal, and 19,627 votes abstaining from the proposal.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit
Number	Description of Document

2.1(1)	Agreement and Plan of Merger, dated as of May 20, 2001, by and among Vivendi Universal, S.A., Metronome Acquisition Sub Inc. and MP3.com, Inc.
2.2	Modification Agreement, dated as of June 13, 2001, by and among Vivendi Universal, S.A., Metronome Acquisition Sub Inc. and MP3.com, Inc.
3.3	Amendment to Amended and Restated Bylaws of MP3.com, Inc. dated May 19, 2001.
10.29	MP3.com Submission Agreement (Version 2.3 as of May 2, 2001)
10.36‡	Secured Promissory Note, dated April 2, 2001, by Michael L. Robertson in favor of MP3.com.
10.37‡	Pledge and Security Agreement, dated April 2, 2001, between Michael L. Robertson and MP3.com.
10.38‡	Employment Agreement, dated May 20, 2001, among MP3.com, Inc., Vivendi Universal, S.A. and Greg Kostello.
10.39‡	Employment Agreement, dated May 20, 2001, among MP3.com, Inc., Vivendi Universal, S.A. and Steve Sheiner.
10.40‡	Employment Agreement, dated May 20, 2001, among MP3.com, Inc., Vivendi Universal, S.A. and Derrick Oien.
99.1(1)	Stockholder Agreement, dated as of May 20, 2001, by and among Vivendi Universal, S.A. and certain stockholders of MP3.com, Inc.

‡	Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to MP3.com’s Current Report on Form 8-K dated May 20, 2001, and incorporated herein by reference.

(b)  Reports on Form 8-K:

On May 22, 2001, MP3.com, Inc. filed a report on Form 8-K, Items 5 and 7 reported, announcing and describing the Agreement and Plan of Merger, dated May 20, 2001, among Vivendi Universal, S.A., Metronome Acquisition Sub Inc. and MP3.com.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MP3.COM, INC.
(Registrant)

Date: August 1, 2001

By:	/s/ PAUL L.H. OUYANG

Paul L.H. Ouyang
Executive Vice President and
Chief Financial Officer(Authorized Officer)
(Principal Financial and Accounting Officer)